Form 10-Q
period 2022-06-30
Redwood Enhanced Income Corp.
filed 2022-08-15
CIK 1870267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-01508

REDWOOD ENHANCED INCOME CORP.

(Exact Name of Registrant as Specified in Charter)

Maryland	88-0824777
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

250 West 55th Street, 26th Floor
New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 970-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	Not applicable	Not applicable
(Title of each class)	(Trading Symbol(s) )	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, there was no established public market for the Registrant’s shares of common stock.

The number of the Registrant’s shares of common stock outstanding on August 15, 2022 was 6,308,333.

REDWOOD ENHANCED INCOME CORP.

FORM 10-Q

FOR THE PERIOD FROM APRIL 1, 2022 (COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30, 2022

Part I.	Financial Information

Item 1.	Financial Statements

	Statement of Assets and Liabilities as of June 30, 2022 (Unaudited)	3

	Statements of Operations for the period from April 1, 2022 (commencement of operations) through June 30, 2022 and for the period from March 14, 2022 (inception) through June 30, 2022 (Unaudited)	4

	Statement of Changes in Net Assets for the period from March 14, 2022 (inception) through June 30, 2022 (Unaudited)	5

	Statement of Cash Flows for the period from March 14, 2022 (inception) through June 30, 2022 (Unaudited)	6

	Schedule of Investments as of June 30, 2022 (Unaudited)	7

	Notes to Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

Part II.	Other Information	38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

Signatures		42

Redwood Enhanced Income Corp.
Statement of Assets and Liabilities
(in thousands, except share and per share data)

June 30, 2022
(unaudited)
ASSETS
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $197,789)	$190,351
Total investments, at fair value (cost of $197,789)	190,351

Cash and cash equivalents	22,125
Interest receivable	3,955
Deferred debt issuance costs	1,823
Prepaid expenses and other assets	3,117
Total assets	$221,371

Liabilities
Debt	$66,000
Interest and other debt related payables	226
Derivatives, at fair value	171
Payable for investments purchased	65,933
Management fees payable	251
Accrued expenses and other liabilities	81
Total liabilities	$132,662

Commitments and contingencies (Note 7)

Net assets	$88,709

Composition of net assets applicable to common stockholders
Common stock, $0.001 par value 1,000,000,000 shares authorized, 6,308,333 shares issued and outstanding, respectively.	$6
Paid-in capital in excess of par	94,619
Distributable earnings	(5,916)
Total net assets	88,709
Total liabilities and net assets	$221,371

Net asset value per share	$14.06

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the period from
	April 1, 2022	For the period from
	(commencement of	March 14, 2022
	operations) through	(inception) through
	June 30, 2022	June 30, 2022
Investment income:
Non-controlled, non-affiliated investment:
Interest income, excluding Payment-in-Kind ("PIK")	$2,334	$2,334
PIK income	38	38
Other income	398	398
Total investment income	2,770	2,770

Operating expenses:
Interest and other debt expenses	456	456
Organization expenses	—	660
Management fees	251	251
Administrative expenses	39	39
Professional fees	176	223
Directors' fees	56	113
Custody and transfer agent fees	10	10
Insurance expense	6	9
Other operating expenses	12	17
Total operating expenses	1,006	1,778

Organization expenses waived	—	(660)

Net investment income	1,764	1,652

Realized and unrealized gain (loss) on investment transactions:
Net realized gain (loss):
Non-controlled, non-affiliated investments	27	27
Change in net unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(7,438)	(7,438)
Derivatives	(171)	(171)
Foreign currency transactions	14	14
Net realized and unrealized gain (loss)	(7,568)	(7,568)

Net increase (decrease) in net assets from operations	$(5,804)	$(5,916)

Net investment income per share (basic and diluted)	$0.41	$0.38
Earnings per share (1)	$(1.34)	$(1.37)

Basic and diluted weighted average shares outstanding	4,325,696	4,325,696

(1) Computed based on the weighted average shares outstanding and capital activity during the time periods such earnings occurred.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.
Statement of Changes in Net Assets (Unaudited)
(in thousands except shares)
					Distributable
	Common Shares			Paid-in-Capital in	Earnings	Total
	Shares	Par Amount		Excess of Par Value	(Loss)	Net Assets
Balance at March 14, 2022 (inception)	3,333	$—	(1)	$50	$—	$50
Issuance of common stock	—	—		—	—	—
Offering costs charged to paid-in capital	—	—		—	—	—
Net investment income	—	—		—	(112)	(112)
Net realized and unrealized gain (loss)	—	—		—	—	—
Balance at March 31, 2022 (2)	3,333	$—	(1)	$50	$(112)	$(62)
Issuance of common stock	6,305,000	6		94,569	—	94,575
Offering costs charged to paid-in capital	—	—		—	—	—
Net investment income	—	—		—	1,764	1,764
Net realized and unrealized gain (loss)	—	—		—	(7,568)	(7,568)
Balance at June 30, 2022	6,308,333	$6		$94,619	$(5,916)	$88,709

(1)	Par amount is zero due to rounding of shares.
(2)	Commencement of operations was April 1, 2022.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.
Statement of Cash Flows (Unaudited)
(in thousands, except shares)

For the period from March 14, 2022 (inception) through June 30, 2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$(5,916)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(200,206)
Proceeds from disposition of investments	2,886
Net realized (gain) loss	(27)
Change in net unrealized (appreciation)/depreciation of investments	7,438
Change in net unrealized (appreciation)/depreciation of foreign currency transactions	(14)
Net amortization of investment discounts and premiums	(390)
Amortization of deferred debt issuance costs	89
Interest and dividend income paid in kind	(38)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	(3,955)
Decrease (increase) in prepaid expenses and other assets	(3,117)
Increase (decrease) in interest and other debt related payables	226
Increase (decrease) in payable for investments purchased	65,933
Increase (decrease) in management fees payable	251
Increase (decrease) in derivatives, at fair value	171
Increase (decrease) in accrued expenses and other liabilities	81
Net cash provided by (used in) operating activities	(136,588)

Financing activities
Proceeds from shares of common stock sold	94,575
Debt borrowings	98,650
Debt repayments	(32,650)
Deferred debt issuance costs paid	(1,912)
Net cash provided by (used in) financing activities	158,663

Net increase (decrease) in cash and cash equivalents (including restricted cash)	22,075
Cash and cash equivalents (including restricted cash) at beginning of period	50
Cash and cash equivalents (including restricted cash) at end of period	$22,125

Supplemental cash flow information
Interest payments	$180
Unused fees paid	$23
Upfront financing fees paid	$725
Other financing fees	$600

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited)

June 30, 2022

(in thousands, except shares)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Debt
Beverage, Food, & Tobacco
Nutrisystem, Inc.	First Lien Term Loan	1M LIBOR	0.75%	1M L + 6.25%	4/21/2027	$5,947	$5,727	$5,397	6.08%	(A)
							$5,727	$5,397	6.08
Construction & Building
Brand Industrial Services, Inc.	First Lien Term Loan	3M LIBOR	1.00%	L + 4.25%	6/21/2024	$12,647	$11,585	$10,897	12.28	(A)
							$11,585	$10,897	12.28
Consumer Goods: Durable
Peloton Interactive, Inc.	First Lien Term Loan	1M SOFR	0.50%	S + 6.50%	5/25/2027	$9,730	$9,296	$9,250	10.43	(A) (C)
Stitch Acquisition Corporation	First Lien Term Loan	1M LIBOR	0.75%	L + 6.75%	8/1/2028	$13,561	$12,811	$12,044	13.58	(A)
							$22,107	$21,294	24.01
Consumer Goods: Non-Durable
Boardriders, Inc.	First Lien Term Loan	1M LIBOR	0.00%	L + 6.50% plus 1.50% PIK	4/23/2024	$10,043	$9,464	$9,189	10.36	(A)
Amer Sports Holding Oy (fka Mascot Bidco Oy)	First Lien Term Loan	3M EURIBOR	0.00%	E + 4.25%	3/30/2026	€2,120	$1,969	$1,939	2.19	(A) (B)
							$11,433	$11,128	12.55
Energy: Oil & Gas
CITGO Petroleum Corporation	First Lien Term Loan	1M LIBOR	1.00%	L + 6.25%	3/28/2024	$9,958	$9,869	$9,863	11.12	(A)
							$9,869	$9,863	11.12
FIRE: Real Estate
Pennsylvania Real Estate Investment Trust (Revolver)	First Lien Term Loan	1M LIBOR	0.50%	L + 3.50%	12/10/2022	$6,142	$635	$417	0.47	(A) (D)
Pennsylvania Real Estate Investment Trust	First Lien Term Loan	1M LIBOR	0.50%	L + 5.74%	12/10/2022	$17,004	$16,701	$16,154	18.21	(A)
							$17,336	$16,571	18.68
Healthcare & Pharmaceuticals
Inotiv, Inc.	First Lien Term Loan	1M LIBOR	1.00%	L + 6.25%	11/5/2026	$8,061	$7,916	$7,819	8.81	(A) (C)
Inotiv, Inc. (Delayed Draw)	First Lien Term Loan	1M LIBOR	1.00%	L + 6.25%	11/5/2026	$3,915	$1,306	$1,259	1.42	(A) (C) (D)
							$9,222	$9,078	10.23
Retail
At Home Group, Inc.	First Lien Term Loan	1M LIBOR	0.50%	L + 4.00%	7/23/2028	$4,430	$3,563	$3,413	3.85	(A)
Claire's Stores, Inc.	First Lien Term Loan	1M LIBOR	0.00%	L + 6.50%	12/18/2026	$13,964	$13,645	$13,580	15.31	(A)
							$17,208	$16,993	19.16
Services: Business
S&S Holdings, LLC	First Lien Term Loan	1M LIBOR	0.50%	L + 5.00%	3/11/2028	$2,992	$2,873	$2,798	3.15	(A)
							$2,873	$2,798	3.15
Services: Consumer
Delivery Hero Finco, LLC	First Lien Term Loan	1M SOFR	0.50%	S + 5.75%	7/9/2027	$6,480	$6,198	$6,049	6.82	(A) (B)
Spring Education Group, Inc.	First Lien Term Loan	3M LIBOR	0.00%	L + 4.25%	7/30/2025	$9,974	$9,198	$9,261	10.44	(A)
							$15,396	$15,310	17.26
Software
Atlas Purchaser, Inc.	First Lien Term Loan	1M LIBOR	0.75%	L + 5.25%	5/18/2028	$11,169	$10,714	$9,159	10.32	(A)
							$10,714	$9,159	10.32
Technology Enabled Services
Electronics For Imaging, Inc.	First Lien Term Loan	3M LIBOR	0.00%	L + 5.00%	7/23/2026	$9,218	$8,985	$8,186	9.23	(A)
							$8,985	$8,186	9.23
Transportation: Consumer
Hornblower Holdings, LP	First Lien Term Loan	6M LIBOR	1.00%	L + 8.13%	11/10/2025	$9,998	$10,273	$10,148	11.44	(A)
							$10,273	$10,148	11.44
Total First Lien Debt							$152,728	$146,822	165.51

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2022

(in thousands, except shares)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Corporate Bond
Capital Equipment
JPW Industries Holding Corporation	Corporate Bond	NA	0.00%	9.00%	10/1/2024	$4,520	$4,231	$4,181	4.71%	(A)
							$4,231	$4,181	4.71
Retail
At Home Group, Inc.	Corporate Bond	NA	0.00%	4.88%	7/15/2022	$7,308	$5,742	$5,311	5.99	(A)
Guitar Center, Inc.	Corporate Bond	NA	0.00%	8.50%	1/15/2026	$9,380	$8,512	$8,278	9.33
							$14,254	$13,589	15.32
Services: Business
Carlson Travel, Inc.	Corporate Bond	NA	0.00%	8.50%	11/19/2026	$7,480	$6,978	$6,723	7.58	(A)
							$6,978	$6,723	7.58
Services: Consumer
Stonemor, Inc.	Corporate Bond	NA	0.00%	8.50%	5/15/2029	$5,000	$4,958	$4,411	4.97	(A) (C)
							$4,958	$4,411	4.97
Software
Aptos Canada, Inc.	Corporate Bond	1M LIBOR	1.00%	L + 7.50%	3/4/2027	$15,000	$14,640	$14,625	16.49	(A) (E) (F)
							$14,640	$14,625	16.49
Total Corporate Bonds							$45,061	$43,529	49.07

Total Investments - non-controlled/non-affiliated							$197,789	$190,351	214.58
Cash and Cash Equivalents
Cash and Cash Equivalents							$22,125	$22,125	24.94	(G)
Total Cash and Cash Equivalents							$22,125	$22,125	24.94

Total Investments and Cash and Cash Equivalents							$219,914	$212,476	239.52

Derivatives, at fair value	Company Receives	Company Pays		Counterparty	Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461		Goldman Sachs & Co. LLC	6/17/2027	$7,000		$(171)
Total						$7,000		$(171)

Notes to the Schedule of Investments:

(A)	Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(C)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(D)	Includes an unfunded commitment that was acquired and/or valued at a discount.
(E)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.
(F)	Restricted security.
(G)	Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - First American Government Obligations Fund (FGXXX).

LIBOR or SOFR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $200,244 and $2,886, respectively, for the period from April 1, 2022 (commencement of operations) through June 30, 2022. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities as of June 30, 2022 was $14,625 or 6.9% of total cash and investments of the Company. As of June 30, 2022, approximately 14.1% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

The accompanying notes are an integral part of these financial statements.

REDWOOD ENHANCED INCOME CORP.

NOTES TO FINANCIAL STATEMENT (Unaudited)

(in thousands, except share and per share amounts)

1. Organization and Nature of Operations

Redwood Enhanced Income Corp. (the “Company,” “we” or “our”), a Maryland corporation incorporated on June 21, 2021, is a newly organized, externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company will elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

Redwood Capital Management, LLC (the “Adviser”) is our investment adviser, effective March 31, 2022, pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) entered into between the Company and the Adviser. The Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of the Company and provides investment advisory services to the Company.

Redwood Capital Management, LLC, as our administrator (the “Administrator”), provides, among other things, administrative services and facilities to the Company pursuant to an administration agreement (the “Administration Agreement”) entered into between the Company and the Administrator. Furthermore, the Administrator offers to provide, on our behalf, managerial assistance to those portfolio companies, or an affiliate thereof to which we are required to provide such assistance.

Our investment objective is to seek current income as well as capital appreciation, while emphasizing the preservation of capital. The Company's focus will be fixed income investments, primarily in the senior layers of the capital structure of leveraged companies. These investments will primarily consist of loans and bonds, sourced either through direct investments, the syndicated market or through trading in the secondary market. In connection with the Company's debt investments, the Company may also receive equity interests such as options, warrants or other instruments as additional consideration.

The Company generally expects to invest in middle market companies, which the Adviser considers to be companies with annual earnings before interest, taxes, depreciation and amortization (EBITDA) of between $50 million and $300 million. The Company may also invest in smaller or larger companies if an attractive opportunity presents itself, particularly during periods of market dislocation.

The companies in which the Company intends to invest typically will be highly leveraged, and, in most cases, not rated by national rating agencies. If such companies were rated, the Adviser believes that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor's system) from the national securities rating organizations. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk and have speculative characteristics as compared to investment grade debt instruments.

2. Summary of Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of Presentation

The accompanying unaudited, interim, financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC for interim reporting. The Company is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the FASB ASC Topic 946. In the opinion of management, all adjustments considered necessary for a fair statement of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP as contained in the ASC have been condensed or omitted from the unaudited interim condensed financial statements according to the Securities and Exchange Commission (“SEC”) rules and regulations.

The Company's first fiscal period will end on December 31, 2022.

2. Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well the reported amounts of revenues and expenses during the reporting periods presented. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near maturity that present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

Cash and cash equivalents are carried at cost, which approximates fair value. Cash held as of June 30, 2022, was $22,125.

Investments Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Statement of Assets and Liabilities.

Unsettled Purchases and Sales of Investments

Investment transactions are recorded based on the trade date of the transaction. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. While purchases and sales of the Company's syndicated senior secured loans generally settle on a T+7 basis, the settlement period will sometimes extend past the scheduled settlement. In such cases, the Company generally is contractually owed and recognizes interest income equal to the applicable margin (“spread”) beginning on the T+7 date. Such income is accrued as interest receivable and is collected upon settlement of the investment transaction.

Investment Classification

In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliate Investments” that are not otherwise “Control Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

2. Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may differ materially from the values that would be received upon an actual disposition of such investments.

Investment Valuation Process

In calculating the value of our total assets, we value investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Debt and equity securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

At least once annually, if and when market quotations are not readily available or are deemed not to represent fair value for a particular investment, we typically utilize an independent third-party valuation firm to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. The Board of Directors engages one or more independent valuation firms based on a review of each firm’s expertise and relevant experience in valuing certain securities. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the Board will undertake a multi-step valuation process each quarter, as described below:

1.	The quarterly valuation process will begin with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;
2.	Preliminary valuation conclusions then will be documented and discussed with the management of the Adviser;

2. Summary of Significant Accounting Policies (Continued)

3.	One or more independent valuation firms will be engaged to conduct independent reviews of the Company's investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. The independent valuation firms will review the Adviser's preliminary valuations in light of their own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker. The Company plans for the independent valuation firms retained by the Board of Directors to review 25% of the Company's investments for which market quotations are not readily available each quarter to ensure that the fair value of each loan for which a market quote is not readily available is reviewed by an independent valuation firm at least once during each 12-month period;
4.	The Audit Committee will review the preliminary valuations of the Adviser and those of the independent valuation firms on a quarterly basis, periodically will assess the valuation methodologies of the independent valuation firms, and will respond to and supplement the valuation recommendations of the independent valuation firms to reflect any comments; and
5.	The Board will discuss these valuations and determine the fair value of each investment in the Company's portfolio in good faith, based on the input of the Adviser, the independent valuation firms and the Audit Committee.

The Board will generally use market quotations to assess the value of the Company's investments for which market quotations are readily available. The Company will obtain market values from independent pricing services or at bid prices obtained from at least two brokers or dealers, if available, or otherwise from a principal market maker or a primary market dealer. The Adviser and the Board will assess the source and reliability of bids from brokers or dealers. If the Board has a bona fide reason to believe that any such market quote does not reflect the fair value of an investment, a fair value may be determined for such investments in accordance with the Company's valuation procedures with respect to assets for which market quotations are not readily available.

With respect to investments for which there is no readily available market value, the factors that the Board may take into account in pricing the Company's investments at fair value include, as relevant:

●	the fundamental business data relating to the issuer;
●	financial statements of the issuer;
●	the credit quality and cash flow of the issuer, based on the Adviser's or external analysis;
●	the quality, value and salability of collateral, if any, securing the investment;
●	the business prospects of the issuer, including any ability to obtain money or resources from a parent or affiliate and an assessment of the issuer's management;
●	the information as to any transactions in or offers for the investment;
●	an evaluation of the forces which influence the market in which the securities of the issuer are purchased and sold;
●	the type, size and cost of the security;
●	the price and extent of public trading in similar securities of the issuer, or comparable companies;
●	the dividend or coupon payments;
●	the prospects for the issuer's industry, and multiples (of earnings and/or cash flow) being paid for similar businesses in that industry;
●	with respect to securities traded on foreign markets, the region's political and economic environment, American Depositary Receipt trading, foreign currency exchange activity and other factors;
●	in emergency or other unusual situations, the nature and duration of the event, the forces influencing the operation of the markets, whether the event is likely to recur, whether the effects are isolated or affect entire countries or regions and other factors; and
●	other factors as may be determined relevant by the Board of Directors.

2. Summary of Significant Accounting Policies (Continued)

Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result the Company presents changes in fair value and realized gains or losses through current period earnings.

Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. The derivatives may require the Company to pay or receive an upfront fee or premium. These upfront fees or premiums are carried forward as cost or proceeds to the derivatives.

Exchange-traded derivatives which include put and call options are valued based on the last reported sales price on the date of valuation. Over-the-counter (“OTC”) derivatives, including credit default swaps, are valued by the Adviser using quotations from counterparties. In instances where models are used, the value of the OTC derivative is derived from the contractual terms of, and specific risks inherent in, the instrument as well as the availability and reliability of observable inputs, such as credit spreads.

Offsetting Assets and Liabilities

The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 6 to the financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

Realized Gains or Losses

Security transactions are accounted for on a trade date basis. Realized gains or losses on investments are calculated by using the specific identification method. Securities that have been called by the issuer are recorded at the call price on the call effective date.

Investment Income Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized.

Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

2. Summary of Significant Accounting Policies (Continued)

Loan origination fees, original issue discount (“OID”), and market discounts are capitalized and accreted into interest income over the respective terms of the applicable loans using the effective interest method or straight-line, as applicable. Upon the prepayment of a loan, prepayment premiums, any unamortized loan origination fees, OID, or market discounts are recorded as interest income. Other income generally includes amendment fees, bridge fees, and structuring fees which are recorded when earned.

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at June 30, 2022 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in realized and unrealized gain (loss) from investment transactions.

Investments in foreign companies and securities of foreign governments may involve special risks and considerations not typically associated with investing in U.S. companies and securities of the U.S. Government. These risks include, among other things, revaluation of currencies, less reliable information about issuers, different transaction clearance and settlement practices, and potential future adverse political and economic developments. Moreover, investments in foreign companies and securities of foreign governments and their markets may be less liquid and their prices more volatile than those of comparable U.S. companies and the U.S. Government.

Expenses

Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, directors’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

Organization and Offering Costs

The Adviser has agreed to reimburse the Company organization and offering costs in an amount not to exceed $1,000. Organization and offering costs will only be borne by the Company if such expense exceeds $1,000, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of shares of the Company will be charged to the capital upon the sale of shares. For the period from April 1, 2022 (commencement of operations) through June 30, 2022 and March 14, 2022 (inception) through June 30, 2022, the Adviser incurred organization expenses on behalf of the Company of zero and $660, respectively.

Deferred Financing Costs and Debt Issuance Costs

Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Statement of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors and will depend on the Company's earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time.

Federal and State Income Taxes

We will elect to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) intends to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions, if any, paid to stockholders may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2022. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

2. Summary of Significant Accounting Policies (Continued)

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gain net income for the 1-year period ending on October 31 of such calendar year, we will generally be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distribution would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its financial statements.

SEC Disclosure Update and Simplification

In December 2020, the SEC adopted Rule 2a-5. The rule establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith. The effective date for compliance with Rule 2a-5 is September 8, 2022. The Company continues to evaluate the potential impact that the rule will have on the Company’s financial statements.

3. Investments

Investments may be categorized based on the types of inputs used in valuing such investments. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

At June 30, 2022, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	First Lien Term Loan (1)	Corporate Bond	Total Investments	Derivatives	Cash and Cash Equivalents
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—	$22,125
2	Other direct and indirect observable market inputs (2)	146,822	28,904	175,726	(171)	—
3	Independent third-party valuation sources that employ significant unobservable inputs	—	14,625	14,625	—	—
Total		$146,822	$43,529	$190,351	$(171)	$22,125

(1)	Includes senior secured loans.
(2)	For example, quoted prices in inactive markets or quotes for comparable investments.

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2022 included the following:

	June 30, 2022
				Range				Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low		High		Average
Corporate bond	$14,625	Yield analysis	Market yield	11.13%		11.13%		11.13%
	—	EV market multiple analysis	EBITDA multiple (1)	11.50	x	12.50	x	12.00	x
Total	$14,625

(1)	The selected EV / LTM EBITDA was 11.25x multiple, representing a 20.6% discount from the Adjusted Mean LTM EBITDA multiple.

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

3. Investments (Continued)

Changes in investments categorized as Level 3 for the period from April 1, 2022 (commencement of operations) to June 30, 2022 were as follows:

	For the period from April 1, 2022 (commencement of operations) through June 30, 2022
	Corporate Bond	Total Investments
Beginning balance	$—	$—
Net realized and unrealized gains (losses)	(15)	(15)
Acquisitions (1)	14,640	14,640
Dispositions	—	—
Ending Balance	$14,625	$14,625
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(15)	$(15)

(1) Includes payments received in kind and accretion of original issue and market discounts

4. Derivative Instruments

The Company enters into interest rate swap contracts from time to time to help mitigate the impact that an adverse change in interest rates would have on the value of the Company’s fixed rate investments. As of June 30, 2022, the counterparty to these forward currency contracts was Goldman Sachs & Co. LLC.

Certain information related to the Company’s derivative instruments as of June 30, 2022 is presented below.

June 30, 2022
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest Rate Swap	$7,000	6/17/2027	$—	$171	Derivatives, at fair value

4. Derivative Instruments (Continued)

Net realized gains (losses) on derivative instruments recognized by the Company for the period from April 1, 2022 (commencement of operations) to June 30, 2022 and March 14, 2022 (inception) through June 30, 2022 is in the following location in the statements of operations:

Derivative Instrument	Statement Location	For the period from April 1, 2022 (commencement of operations) through June 30, 2022	For the period from March 14, 2022 (inception) through June 30, 2022
Interest Rate Swap	Net realized gains (losses) from derivatives	$—	$—
Total		$—	$—

Net unrealized gains (losses) on derivative instruments recognized by the Company for the period from April 1, 2022 (commencement of operations) to June 30, 2022 and March 14, 2022 (inception) through June 30, 2022 is in the following location in the statements of operations:

Derivative Instrument	Statement Location	For the period from April 1, 2022 (commencement of operations) through June 30, 2022	For the period from March 14, 2022 (inception) through June 30, 2022
Interest Rate Swap	Net unrealized gains (losses) from derivatives	$(171)	$(171)
Total		$(171)	$(171)

5. Fees, Expenses, Agreements and Related Party Transactions

Investment Advisory Agreement

The Company entered into the Investment Advisory Agreement with the Adviser, effective as of March 31, 2022, in accordance with the 1940 Act. Under the Investment Advisory Agreement, the Adviser will provide the Company with investment advisory and management services. For these services, the Company will pay (1) a management fee equal to a percentage of the value of the Company's net assets excluding cash and cash equivalents but including assets purchased with borrowed funds and (2) an incentive fee based on the Company's performance.

Base Management Fee

The base management fee will be calculated at an annual rate of one and one-half percent (1.50%) of the value of the Company's net assets excluding cash and cash equivalents. The base management fee will be calculated based on the value of the Company's net assets at the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the current calendar quarter and will be payable quarterly in arrears. Base management fees for any partial quarter will be appropriately pro-rated based on the actual number of days elapsed relative to the total number of days in such calendar quarter. See “Determination of Net Asset Value” with respect to how the Company determines the value of its assets. For both the period from April 1, 2022 (commencement of operations) through June 30, 2022 and March 14, 2022 (inception) through June 30, 2022 the Company incurred $251 in base management fees.

5. Fees, Expenses, Agreements and Related Party Transactions (Continued)

Incentive Fee

The incentive fee payable under the Investment Advisory Agreement will have two parts, as follows:

One part is calculated and payable quarterly in arrears based on the Company's Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance) such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense or amendment fees under any credit facility and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of the Company's net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle. The Company will pay the Adviser an incentive fee with respect to Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

(1)	No incentive fee in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of one and a half percent (1.50%) per quarter (6.00% annualized);
(2)	One hundred percent (100%) of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Adviser pursuant to the income incentive fee equal fifteen percent (15%) of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. This portion of the Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 1.76%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with 15% of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply; and
(3)	Fifteen percent (15%) of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.76% in any calendar quarter (7.04% annualized).

These calculations will be pro-rated for any period of less than a full calendar quarter and will be adjusted for share issuances or repurchases during the relevant quarter, if applicable.

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 15% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

Under GAAP, the Company will be required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, the Company will consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation will not be permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 15% of such amount, less the aggregate amount of actual capital gains related incentive fees paid or accrued in all prior years. If such amount is negative, then there is either no accrual for such year or a reduction in prior accruals for changes in net unrealized capital appreciation and depreciation. There can be no assurance that such unrealized capital appreciation will be realized in the future.

5. Fees, Expenses, Agreements and Related Party Transactions (Continued)

Incentive Fee Cap

No incentive fee will be paid to the Adviser to the extent that, after such payment, the cumulative income-based incentive fees and capital gains-based incentive fees paid to date would be greater than fifteen percent (15%) of the Company's Cumulative Pre-Incentive Fee Net Income since the date of its election to become a BDC (the “Incentive Fee Cap”). “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the date of the Company's election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, since the date of the Company's election to become a BDC. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the income-based incentive fee and the capital gains-based incentive fee as calculated above, then the difference between (a) such amount and (b) the Incentive Fee Cap will not be paid by the Company, and will not be received by the Adviser, either at the end of such relevant period or at the end of any future period. For both the period from April 1, 2022 (commencement of operations) through June 30, 2022 and the period from March 14, 2022 (inception) through June 30, 2022, the Company did not incur any incentive fees.

Administration Agreement

The Company entered into the Administration Agreement with the Administrator pursuant to which the Administrator will furnish the Company with office facilities, equipment and clerical, bookkeeping and record keeping services. Under the Administration Agreement, the Administrator will perform or will oversee the performance of, the Company's required administrative services, which will include, among other activities, being responsible for the financial records the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC. In addition, the Administrator will assist the Company in determining and publishing its net asset value, will oversee the preparation and filing of the Company's tax returns and generally oversees the payment of the Company's expenses and the performance of administrative and professional services rendered to it by others. For providing these services, facilities and personnel, the Company may reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including fees of the Sub-Administrator, rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser's third-party Order Management System), insurance and the Company's allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator also will offer on the Company's behalf managerial assistance to portfolio companies to which the Company will be required to offer such assistance. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator.

Sub-Administration Agreement

The Administrator entered into a sub-administration agreement with U.S. Bancorp Fund Services, LLC (the “Sub-Administrator”), pursuant to which the Administrator delegated certain administrative functions to the Sub-Administrator (the “Sub-Administration Agreement”).

Other Expenses

Subject to the payment of certain organization and offering expenses by the Adviser, the Company will bear all other direct or indirect costs and expenses of its organization, operations and transactions, including operating costs, Company-level tax returns, legal and other customary investment related expenses.

Common expenses frequently will be incurred on behalf of the Company and one or more of the Adviser's other clients. The Adviser will seek to allocate those common expenses among the Company and such other clients in a manner that is fair and reasonable over time, and the Adviser may bear certain expenses directly that otherwise are not allocated to the Company or to its other clients. To address potential conflicts of interest, the Adviser has adopted and implemented policies and procedures for the allocation of common expenses. The Adviser, for instance, will allocate expenses to clients, including the Company, in accordance with the client's arrangements with the Adviser. In addition, the Adviser may use a variety of methods to allocate common expenses, including methods based on assets under management, relative use of a product or service, the nature or source of a product or service, the relative benefits derived by the Company and its other clients from a product or service, size of the Company's or the other clients' investment, or other relevant factors. Expense allocations may, at times, depend on subjective determinations by the Adviser. Allocations of common expenses by the Adviser to the Company will be subject to the review and approval of the Company's Board of Directors.

5. Fees, Expenses, Agreements and Related Party Transactions (Continued)

The Adviser has agreed to limit, indefinitely, the amount of Specified Expenses (defined below) borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company's aggregate capital commitments (“Capital Commitments”) and (ii) the Company's net assets, at the time of determination (the “Expense Cap”). Specified Expenses include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting; (ii) printing and mailing expenses; (iii) professional fees, consisting of legal, compliance, tax and audit fees; (iv) treasury and compliance function expenses, including the salary of any internal resources of the Adviser and its affiliates reimbursed by the Company; (iv) research expenses relating to Bloomberg, expert network services, and investment research subscriptions, (v) fees and expenses of directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser (such directors, “Independent Directors”)); (vi) premiums for director and officer and errors and omissions insurance; and (vii) valuation of Company investments. For the avoidance of doubt, Specified Expenses will not include any other expenses of the Company incurred in connection with its operations, including but not limited to, (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other leverage arrangements, (vi) brokerage commissions, expenses related to litigation and potential litigation, and extraordinary expenses not incurred in the ordinary course of the Company's business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors.

The Expense Cap will be based on the greater of (i) the Company's aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company and (ii) the Company's net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. For the Company's first year of operations, the Specified Expenses will be annualized and to the extent such annualized Specified Expenses exceed the Expense Cap for such period on an annualized basis, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. Such waivers are not subject to future reimbursement by the Company.

6. Debt

On April 6, 2022, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), by and among the Company, the lenders party thereto from time to time and ING Capital LLC , as administrative agent (in such capacity, the “Administrative Agent”). The Credit Agreement had an initial multicurrency revolving loan commitment of $85,000, with uncommitted capacity to increase the revolving loan commitments up to $500,000 in the form of dollar commitments or multicurrency commitments. On May 13, 2022, the Company entered into an Incremental Commitment and Assumption Agreement and First Amendment to Senior Secured Revolving Credit Agreement by and among the Company, the lenders party thereto, the assuming lenders party thereto and the Administrative Agent, pursuant to which, among other things, the Company amended the Credit Agreement to increase its revolving loan commitments thereunder to $145,000, with $100,000 in the form of multicurrency commitments and $45,000 in the form of dollar commitments. The Credit Agreement permits the Company to use up to $25,000 of multicurrency commitments to incur letters of credit.

The Credit Agreement subjects all borrowings to a borrowing base calculated based on certain undrawn subscriptions of the Company and underlying portfolio investments. Subject to the conditions to borrowing, until the Credit Agreement termination date three years after the effective of the Agreement (unless earlier terminated), the Credit Agreement permits the borrowing of revolving loans denominated in (i) U.S. Dollars up to the amount of dollar commitments and (ii) U.S. Dollars, Canadian Dollars, Euros, Pound Sterling and/or other agreed foreign currencies up to the amount of multicurrency commitments. After the Credit Agreement termination date, the Credit Agreement requires mandatory prepayments upon the occurrence of certain events with a final maturity date one year after the revolver termination date (unless earlier terminated).

6. Debt (Continued)

Unless borrowed in the Alternate Base Rate (as defined in the Credit Agreement), borrowings in (i) U.S. Dollars have an interest rate of Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.375%, with a SOFR adjustment of 0.10% for an interest period of one month and 0.15% for an interest period of three months, (ii) Canadian Dollars have an interest rate of the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus 2.375%, (iii) Euros have an interest rate of the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus 2.375% and (iv) Pound Sterling have an interest rate of Daily Simple RFR (as defined in the Credit Agreement) plus 2.375%, with a credit spread adjustment of 0.0326%. Borrowings based on the alternate base have an applicable margin of 1.375%. The Credit Agreement includes a commitment fee for unused commitments thereunder of (i) during the first six months following the effective date of the Credit Agreement, 0.375% per annum and (ii) thereafter until the revolver termination date, (x) 0.75% per annum if the daily used amount of the commitments thereunder is less than or equal to 35% of the commitments and (y) 0.50% per annum if the daily used amount of the commitments thereunder is greater than 35% of the commitments, as well as certain other fees as agreed among the Company, the Administrative Agent and the lenders.

The Credit Agreement includes the following financial covenants: (i) a minimum shareholders equity financial covenant that requires the Company to maintain a minimum shareholders' equity as of the last day of any fiscal quarter of at least $40,740 plus 50% of the net proceeds of sales of certain equity interests after the effective date of the Credit Agreement, (ii) an obligors' net worth financial covenant that requires the obligors' net worth to be no less than the minimum shareholders' equity minus 50% of the lesser of (x) the aggregate investment in Financing Subsidiaries (as defined therein) and (y) 25% of the Company's capital commitments, (iii) a asset coverage ratio financial covenant that requires the asset coverage ratio to be no less than 150% at any time (after giving effect to exemptive orders specified therein) and (iv) a interest coverage ratio financial covenant that requires the interest coverage ratio as of the last day of any fiscal quarter to be no less than 2.00:1.00. The Credit Agreement also includes other affirmative and negative covenants, including without limitation covenants that restrict certain indebtedness, liens, investments, restricted payments and transactions with affiliates. The Company’s obligations to the lenders under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.

The Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable.

As of June 30, 2022, the Company was in compliance with all covenants and other requirements of the Credit Agreement.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the period from April 1, 2022 (commencement of operations) through June 30, 2022:

For the period from April 1, 2022
(commencement of operations)
through June 30, 2022
Average debt outstanding	$32,057
Maximum amount of debt outstanding	66,000

Weighted average annualized interest cost (1)	4.58%
Annualized amortized debt issuance cost	1.11%
Total annualized interest cost	$5.69%

(1)	Includes the stated interest expense and commitment fees on the unused portion of the Credit Agreement. Commitment fees for the period from April 1, 2022 (commencement of operations) through June 30, 2022 was $76.

Total expenses related to debt included the following:

	For the period from April 1, 2022 (commencement of operations) through June 30, 2022	For the period from March 14, 2022 (inception) through June 30, 2022
Interest expense	$367	$367
Amortization of deferred debt issuance costs	89	89
Total	$456	$456

6. Debt (Continued)

At June 30, 2022, there was $66,000 of debt outstanding under the Credit Agreement, with a weighted-average interest rate, excluding fees of 4.58%. Outstanding debt is carried at amortized cost in the Statement of Assets and Liabilities. As of June 30, 2022, the estimated fair value of the outstanding debt approximated their carrying values.

7. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk

The Company conducts business with brokers and dealers that are primarily headquartered in New York and are members of the major securities exchanges. Banking activities are conducted with U.S. Bancorp, headquartered in the Minneapolis, Minnesota.

In the normal course of business, investment activities involve executions, settlement and financing of various transactions resulting in receivables from, and payables to, brokers, dealers and the custodian. These activities may expose the Company to risk in the event that such parties are unable to fulfill contractual obligations. Management does not anticipate any material losses from counterparties with whom it conducts business. Consistent with standard business practice, the Company enters into contracts that contain a variety of indemnifications, and is engaged from time to time in various legal actions. The maximum exposure under these arrangements and activities is unknown. However, management expects the risk of material loss to be remote.

The Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2022 as follows:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment
First Lien Term Loan
Pennsylvania Real Estate Investment Trust	Revolver	12/10/2022	$5,382
Inotiv, Inc.	Delayed Draw	11/5/2026	2,539
Total Unfunded Commitments			$7,921

8. Other Related Party Transactions

The Company, the Administrator, the Adviser and affiliates may be considered related parties. From time to time, the Adviser advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At June 30, 2022, there were no amounts reimbursable to the Adviser by the Company.

Pursuant to the Administration Agreement, the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the period April 1, 2022 (commencement of operations) through June 30, 2022 and March 14, 2022 (inception) through June 30, 2022 and, no such costs were allocated to the Company.

The Adviser has agreed to pay organization costs in an amount not to exceed $1 million on behalf of the Company. Organization and offering costs will only be borne by the Company if such costs exceeds $1 million, at which time, costs associated with the organization of the Company will be expensed as incurred. For the period from March 14, 2022 (inception) through March 31, 2022, the Adviser has paid $660 of organization costs on behalf of the Company. These costs were waived by the Adviser as per the Investment Advisory Agreement. No such costs were incurred by the Adviser for the period from April 1, 2022 (commencement of operations) through June 30, 2022.

On April 1, 2022, the Company entered into a facility agreement with certain affiliates of the Adviser to acquire its initial portfolio investments by purchasing certain investments owned and held by such affiliates. The Company paid $71,449 in consideration to acquire the portfolio.

9. Stockholders’ Equity and Dividends

As of June 30, 2022, the Company had received $291,000 of equity commitments to purchase shares of the Company’s common stock. As of June 30, 2022, $94,575 (32.5% of total commitments) had been called.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. No dividends were declared or paid for the period from April 1, 2022 (commencement of operations) through June 30, 2022.

10. Financial Highlights

The financial highlights below show the Company’s results of operations for the period from April 1, 2022 (commencement of operations) through June 30, 2022. Activity incurred prior to the commencement of operations were not considered to compute the ratios.

For the period from April 1, 2022 (commencement of operations) through June 30, 2022
Per Share Data:
Per share NAV at beginning of period	$15.00

Investment operations:
Net investment income (1)	0.41
Net realized and unrealized gain (loss)	(1.35)
Total from investment operations	(0.94)
Total increase (decrease) in net assets	(0.94)
Per share NAV at end of period	14.06

Total return based on net asset value (2)	(6.27)%

Shares outstanding at end of period	6,308,333
Ratios to average net asset value: (3)
Net investment income	15.18%
Expenses before incentive fee (4)	6.18%
Expenses after incentive fee (5)	6.18%

Ending net asset value	$14.06
Portfolio turnover rate	1.52%
Weighted-average debt outstanding	$32,057
Weighted-average interest rate on debt	4.58%
Weighted-average number of shares of common stock	4,325,696
Weighted-average debt per share	$5.08
Asset coverage ratio (6)	234.4%

(1)	Per share changes in net asset value are computed based on the weighted average of shares outstanding during the time such activity occurred.
(2)	Not annualized for periods less than one year. Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.
(3)	Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses. Weighted average net assets were calculated based considering the capital call activity during the period.
(4)	Includes interest and other debt costs.
(5)	Includes incentive fees and all Company expenses including interest and other debt costs.
(6)	In accordance with the 1940 Act, with certain, limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the Financial Statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statement, except as disclosed below:

On July 1, 2022, the Company held a subsequent close and received additional $25,000 from one of its investors. As a result, total capital commitments received by the Company have increased to $316,000.

On August 3, 2022, the Company issued a capital call in the amount of $30,000 to its investors with a due date of August 10, 2022. As of August 15, 2022, the Company is still in the process of issuance of shares for the funds received pursuant to this capital call.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of the Company. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our financing resources and working capital;

•	the ability of our investment advisor to locate suitable investments for us and to monitor and administer our investments;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the timing, form and amount of any dividend distributions;

●	our ability to maintain our qualification as a RIC and as a business development company;

●	our ability to continue to effectively manage our business due to the significant disruptions caused by the pandemic caused by the novel coronavirus (commonly known as “COVID-19”);

●	our business prospects and the prospects of our prospective portfolio companies, including as a result of the COVID-19 pandemic;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the war between Russia and Ukraine and the renewed lockdowns in China due to the ongoing COVID-19 pandemic; and

●	the elevating levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest;

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Maryland corporation on June 21, 2021, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

Under our Investment Advisory Agreement, we have agreed to pay the Adviser a management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including fees of the Sub-Administrator, rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser's third-party Order Management System), insurance and the Company's allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator also will offer on the Company's behalf managerial assistance to portfolio companies to which the Company will be required to offer such assistance. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator.

Our investment objective is to seek current income as well as capital appreciation, while emphasizing the preservation of capital. The Company's focus will be fixed income investments, primarily in the senior layers of the capital structure of leveraged companies. These investments will primarily consist of loans and bonds, sourced either through direct investments, the syndicated market or through trading in the secondary market. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in European and other non-U.S. companies. In connection with the Company's debt investments, the Company may also receive equity interests such as options, warrants or other instruments as additional consideration.

The Company generally expects to invest in middle market companies, which the Adviser considers to be companies with annual earnings before interest, taxes, depreciation and amortization (EBITDA) of between $50 million and $300 million. The Company may also invest in smaller or larger companies if an attractive opportunity presents itself, particularly during periods of market dislocation.

 The companies in which the Company intends to invest typically will be highly leveraged, and, in most cases, not rated by national rating agencies. If such companies were rated, the Adviser believes that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor's system) from the national securities rating organizations. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk and have speculative characteristics as compared to investment grade debt instruments.

Investments

We focus primarily on loans and securities, including syndicated loans, of private U.S. companies. Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “eligible assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2022, 85.9% of our total assets were invested in eligible assets.

Revenues

We generate revenues primarily in the form of interest on the debt we hold. We also generate revenue from dividends on our equity interests, capital gains on the disposition of investments, and certain lease, fee, and other income. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Interest on our debt investments is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or PIK. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

Expenses

The Company expects that its primary operating expenses will include the payment of management and incentive fees to the Adviser under the Investment Advisory Agreement, the Company's allocable portion of overhead under the Administration Agreement and other operating costs as detailed below. The Company will bear all other direct or indirect costs and expenses of its operations and transactions (provided such costs are not borne by the Adviser pursuant to its agreement to bear certain initial organizational and offering costs as set forth above), including:

●	the cost of calculating the Company's net asset value, including the cost of any third-party valuation services and software;
●	the cost of effecting sales and repurchases of shares of the Company’s common stock and other securities;
●	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complementary businesses, whether or not the investment is consummated;
●	expenses incurred by the Adviser in performing due diligence and reviews of investments;
●	research expenses incurred by the Adviser (including subscription fees and other costs and expenses related to Bloomberg Professional Services);
●	amounts incurred by the Adviser in connection with or incidental to acquiring or licensing software and obtaining research;
●	distributions on the Company's common stock;
●	expenses related to leverage, if any, incurred to finance the Company's investments, including rating agency fees, interest, preferred stock dividends, obtaining lines of credit, loan commitments and letters of credit for the account of the Company and its related entities;
●	transfer agent and custodial fees and expenses;
●	bank service fees;
●	fees and expenses associated with marketing efforts;
●	federal and state registration fees and any stock exchange listing fees;
●	fees and expenses associated with independent audits and outside legal costs;
●	federal, state, local and foreign taxes (including real estate, stamp or other transfer taxes), including costs in connection with any tax audit, investigation or review, or any settlement thereof;
●	complying with Sections 1471 through 1474 of the Code (generally referred to as “FATCA”) and/or any foreign account reporting regimes and certain regulations and other administrative guidance thereunder, including the Common Reporting Standard issued by the Organization for Economic Cooperation and Development, or similar legislation, regulations or guidance enacted in any other jurisdiction, which seeks to implement tax reporting and/or withholding tax regimes as well as any intergovernmental agreements and other laws of other jurisdictions with similar effect;
●	Independent directors' fees and expenses;
●	brokerage fees and commissions;

●	fidelity bond, directors and officers, errors and omissions liability insurance and other insurance premiums;
●	the costs of any reports, proxy statements or other notices to the Company's stockholders, including printing costs;
●	costs of holding stockholder meetings;
●	litigation, indemnification and other non-recurring or extraordinary expenses;
●	any governmental inquiry, investigation or proceeding to which the Company and/or an investment is a related party or is otherwise involved, including judgments, fines, other awards and settlements paid in connection therewith;
●	other direct costs and expenses of administration and operation, such as printing, mailing, long distance telephone and staff;
●	costs associated with the Company's reporting and compliance obligations, including under the 1940 Act and applicable federal and state securities laws (including reporting under Sections 13 and 16 under the Exchange Act and anti-money laundering compliance);
●	dues, fees and charges of any trade association of which the Company is a member;
●	costs associated with the formation, management, governance, operation, restructuring, maintenance (including any amendments to constituent documents), winding up, dissolution or liquidation of entities;
●	fees, costs and expenses incurred in connection with or incidental to co-investments or joint ventures (whether or not consummated) that are not borne by co-investors or joint venture partners;
●	the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it; and
●	all other expenses incurred by either the Administrator or the Company in connection with administering the Company's business, including payments under the Administration Agreement that will be based upon the Company's allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the fees of the Sub-Administrator, rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser's third-party Order Management System), insurance and the Company's allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Generally, during periods of asset growth, the Company expects its general and administrative expenses to be relatively stable or to decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.

 Common expenses frequently will be incurred on behalf of the Company and one or more of the Adviser's other clients. The Adviser will seek to allocate those common expenses among the Company and such other clients in a manner that is fair and reasonable over time, and the Adviser may bear certain expenses directly that otherwise are not allocated to the Company or to its other clients. To address potential conflicts of interest, the Adviser has adopted and implemented policies and procedures for the allocation of common expenses. The Adviser, for instance, will allocate expenses to clients, including the Company, in accordance with the client's arrangements with the Adviser. In addition, the Adviser may use a variety of methods to allocate common expenses, including methods based on assets under management, relative use of a product or service, the nature or source of a product or service, the relative benefits derived by the Company and its other clients from a product or service, size of the Company's or the other clients' investment, or other relevant factors. Expense allocations may, at times, depend on subjective determinations by the Adviser. Allocations of common expenses by the Adviser to the Company will be subject to the review and approval of the Company's Board of Directors.

 The Adviser has agreed to limit, indefinitely, the amount of Specified Expenses borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company's aggregate Capital Commitments and (ii) the Company's net assets, at the time of determination (i.e., the Expense Cap). Specified Expenses include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting; (ii) printing and mailing expenses; (iii) professional fees, consisting of legal, compliance, tax and audit fees; (iv) treasury and compliance function expenses, including the salary of any internal Redwood resources reimbursed by the Company; (iv) research expenses relating to Bloomberg, expert network services, and investment research subscriptions, (v) Independent Director fees and expenses; (vi) premiums for director and officer and errors and omissions insurance; and (vii) valuation of Company investments. For the avoidance of doubt, Specified

Expenses will not include any other expenses of the Company incurred in connection with its operations, including but not limited to, (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other leverage arrangements, (vi) brokerage commissions, expenses related to litigation and potential litigation, and extraordinary expenses not incurred in the ordinary course of the Company's business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors.

The Expense Cap will be based on the greater of (i) the Company's aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company and (ii) the Company's net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. For the Company's first year of operations, the Specified Expenses will be annualized and to the extent such annualized Specified Expenses exceed the Expense Cap for such period on an annualized basis, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess.

The Investment Management Agreement provides that the base management fee be calculated at an annual rate of 1.5% of our net assets (excluding cash and cash equivalents) on the last day of each preceding calendar quarter and is payable quarterly in arrears. The base management fee will be calculated based on the value of the Company's net assets at the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the current calendar quarter and will be payable quarterly in arrears. Base management fees for any partial quarter will be appropriately pro-rated based on the actual number of days elapsed relative to the total number of days in such calendar quarter. See “Determination of Net Asset Value” with respect to how the Company determines the value of its assets.

Additionally, the Investment Management Agreement provides that the Adviser may be entitled to incentive fee under certain circumstances. For additional information see “Item 1. Financial Statements—Notes to Financial Statements—Note 5. Fees, Expenses, Agreements and Related Party Transactions”.

The Adviser has agreed to pay organization and offering costs in an amount not to exceed $1 million on behalf of the Company. Organization and offering costs will only be borne by the Company if the expense for its initial offering exceeds $1 million, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of shares of the Company will be charged to the capital upon the sale of shares. For the period from March 14, 2022 (inception) through March 31, 2022, the Adviser has paid $660 of organization costs on behalf of the Company. These costs were waived by the Advisor as per the Investment Advisory Agreement. No such costs were incurred by the Adviser for the period from April 1, 2022 (commencement of operations) through June 30, 2022. Additionally, the Adviser has also agreed to limit, indefinitely, the amount of Specified Expenses. For additional information see “Item 1. Financial Statements—Notes to Financial Statements—Note 5. Fees, Expenses, Agreements and Related Party Transactions”.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our financial statements.

Valuation of portfolio investments

The Company will value investments for which market quotations are readily available at their market quotations. However, the Company expects that there will not be readily available market values for many of the investments that will be in its portfolio, and the Company will value such investments at fair value as determined in good faith by the Board of Directors under the Company's valuation policy and process, as described in more detail below.

The Company follows ASC 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to the Company on the reporting period date.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchies:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.

Level 3: Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of the Company's investments and any credit facility are expected to be classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than the Company's valuation and those differences may be material.

In addition to using the above inputs in cash equivalents, investments and any credit facility valuations, the Company will employ the valuation policy approved by the Board of Directors that is consistent with ASC 820. Consistent with the Company's valuation policy, the Company will evaluate the source of inputs, including any markets in which the Company's investments are trading, in determining fair value.

Revenue recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis, when such amounts are considered collectible. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are recognized when earned and are included in interest income.

Certain of our debt investments are purchased at a discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. Discounts on the acquisition of corporate bonds are generally amortized using the effective-interest or constant-yield method assuming there are no questions as to collectability. When principal payments on a loan are received in an amount in excess of the loan’s amortized cost, the excess principal payments are recorded as interest income.

Net realized gains or losses and net change in unrealized appreciation or depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Realized gains and losses are computed using the specific identification method. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Portfolio and investment activity

At June 30, 2022, our investment portfolio of $190.4 million (at fair value) consisted of 22 portfolio companies and was invested 84.8% in first lien term loans and 15.2% in corporate bonds. Our average portfolio company investment at fair value was approximately $8.7 million. Our largest portfolio company investment by value was approximately 8.7% of our portfolio and our five largest portfolio company investments by value comprised approximately 35.6% of our portfolio at June 30, 2022.

The industry composition of our portfolio at fair value at June 30, 2022 was as follows:

June 30, 2022
Beverage, Food, & Tobacco	2.8%
Capital Equipment	2.2%
Construction & Building	5.7%
Consumer Goods: Durable	11.2%
Consumer Goods: Non-Durable	5.8%
Energy: Oil & Gas	5.2%
FIRE: Real Estate	8.7%
Healthcare & Pharmaceuticals	4.8%
Retail	16.1%
Services: Business	5.0%
Services: Consumer	10.4%
Software	12.5%
Technology Enabled Services	4.3%
Transportation: Consumer	5.3%
100.0%

The weighted average effective yield of our debt and total portfolio was 12.3% at June 30, 2022. At June 30, 2022, 84.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate, and 15.2% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 62.7% at June 30, 2022. No debt investments in the portfolio were on non-accrual status as of June 30, 2022.

Results of operations

Investment income

Investment income totaled $2.8 million, of which $2.4 million was attributable to interest and fees on our debt investments and $0.4 million to other income, respectively. The increase in investment income for both the period from April 1, 2022 (commencement of operations) through June 30, 2022 and the period from March 14, 2022 (inception) through June 30, 2022, reflects the significant increase in portfolio size as the Company continues to ramp up.

Expenses

Total operating expenses for the period from April 1, 2022 (commencement of operations) through June 30, 2022 were $1.0 million, comprised of $0.5 million in interest and other debt expenses, $0.2 million in management fees, $0.2 million in professional fees and $0.1 million in all other expenses, respectively.

Total operating expenses for the period from March 14, 2022 (inception) through June 30, 2022 were $1.8 million, comprised of $0.5 million in interest and other debt expenses, $0.7 million in organization expenses, $0.2 million in management fees, $0.2 million in professional fees and $0.2 million in all other expenses, respectively.

Net investment income

For the period from April 1, 2022 (commencement of operations) through June 30, 2022 and the period from March 14, 2022 (inception) through June 30, 2022, net investment income was $1.8 million and $1.7 million, respectively.

Net realized and unrealized gain or loss

For both the period from April 1, 2022 (commencement of operations) through June 30, 2022 and the period from March 14, 2022 (inception) through June 30, 2022, net realized gain was $0.027 million.

For both the period from April 1, 2022 (commencement of operations) through June 30, 2022 and the period from March 14, 2022 (inception) through June 30, 2022, the change in net unrealized depreciation was $7.6 million.

Incentive compensation

For both the period from April 1, 2022 (commencement of operations) through June 30, 2022 and the period from March 14, 2022 (inception) through June 30, 2022, the Company did not incur any incentive fees.

Income tax expense, including excise tax

The Company intends to elect to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company intends to make the requisite distributions to its stockholders which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For both the period from April 1, 2022 (commencement of operations) through June 30, 2022 and March 14, 2022 (inception) through June 30, 2022, the Company incurred no excise tax.

Net increase in net assets resulting from operations

For the period from April 1, 2022 (commencement of operations) through June 30, 2022 and the period from March 14, 2022 (inception) through June 30, 2022, the net decrease in net assets applicable to common stockholders resulting from operations was $5.8 million and $5.9 million, respectively.

Liquidity and capital resources

Our liquidity and capital resources are expected to be generated primarily through the initial private placement of shares of the Company’s common stock, borrowings under the Credit Agreement, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies, payments to service our debt and other general corporate purposes.

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the period from April 1, 2022 (commencement of operations) through June 30, 2022:

For the period from April 1, 2022 (commencement of operations) through June 30, 2022
Shares Issued	6,305,000
Average Price Per Share	$15.00
Proceeds	$94,575,000

On April 6, 2022, the Company entered into the Credit Agreement. The Credit Agreement had an initial multicurrency revolving loan commitment of $85 million, with uncommitted capacity to increase the revolving loan commitments up to $500 million in the form of dollar commitments or multicurrency commitments. On May 13, 2022, the Company entered into an Incremental Commitment and Assumption Agreement and First Amendment to Senior Secured Revolving Credit Agreement by and among the Company, the lenders party thereto, the assuming lenders party thereto and the Administrative Agent, pursuant to which, among other things, the Company amended the Credit Agreement to increase its revolving loan commitments thereunder to $145 million, with $100 million in the form of multicurrency commitments and $45 million in the form of dollar commitments. The Credit Agreement permits the Company to use up to $25 million of multicurrency commitments to incur letters of credit.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company's sole initial stockholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result, under current law, the Company is permitted as a BDC to issue senior securities in amounts such that the Company's asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (a two-to-one debt-to-equity ratio). As of June 30, 2022, the Company’s asset coverage ratio was 234.4%.

Net cash used in operating activities during the period from March 14, 2022 (inception) through June 30, 2022 was $136.6 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $197.3 million, and net investment income (net of non-cash income and expenses) of approximately $1.7 million.

Net cash provided by financing activities was $158.7 million during the period from March 14, 2022 (inception) through June 30, 2022, consisting of $94.6 million from the issuance of common shares and $66.0 million from net amounts drawn on the Credit Agreement.

At June 30, 2022, we had $22.1 million in cash and cash equivalents.

Contractual obligations

As of the date hereof, the Company does not have any other significant contractual payment obligations. However, the Company has entered into certain contracts under which the Company will have material future commitments.

The Company has entered into the Investment Advisory Agreement with the Adviser in accordance with the 1940 Act upon the Company's election to be regulated as a BDC under the 1940 Act. Under the Investment Advisory Agreement, the Adviser will provide the Company with investment advisory and management services. For these services, the Company will pay (1) a management fee equal to a percentage of the value of the Company's net assets excluding cash and cash equivalents but including assets purchased with borrowed funds and (2) an incentive fee based on the Company's performance.

The Company has entered into the Administration Agreement with the Administrator upon the Company's election to be regulated as a BDC under the 1940 Act. Under the Administration Agreement, the Administrator will perform, or oversee the performance of, the Company's required administrative services. Payments under the Administration Agreement will be based upon the Company's allocable portion of the overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the fees of the Sub-Administrator, rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser's third-party Order Management System), insurance and the Company's allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator has entered into a sub-administration agreement with the Sub-Administrator, pursuant to which the Administrator will delegate certain administrative functions to the Sub-Administrator.

If any of the Company's contractual obligations discussed above is terminated, its costs under new agreements that it may enter into may increase. In addition, the Company will likely incur significant time and expense in locating alternative parties to provide the services that the Company expects to receive under the Investment Advisory Agreement and the Administration Agreement. Any new investment advisory agreement would also be subject to approval by the Company's stockholders.

Distributions

Our dividends and distributions to common stockholders, if any, are determined and declared by our Board of Directors and are recorded on the ex-dividend date. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

There were no dividends declared for the period from April 1, 2022 (commencement of operations) through June 30, 2022.

Tax characteristics of any distributions are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

We intend to elect to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

•	98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period generally ending on October 31 of the calendar year; and

•	100% of any undistributed ordinary income and net capital gains from previous years on which we paid no U.S. federal income tax.

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to pay a large portion of a dividend in shares of our common stock instead of in cash. As long as a sufficient portion of such dividend is paid in cash (which portion can generally be as low as 20%) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

The Company has entered into the Investment Advisory Agreement with the Adviser in accordance with the 1940 Act. Under the Investment Advisory Agreement, the Adviser will provide the Company with investment advisory and management services. For these services, the Company will pay (1) a management fee equal to a percentage of the value of the Company's net assets excluding cash and cash equivalents but including assets purchased with borrowed funds and (2) an incentive fee based on the Company's performance.

 The Company has entered into the Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator will perform, or oversee the performance of, the Company's required administrative services. Payments under the Administration Agreement will be based upon the Company's allocable portion of the overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the fees of the Sub-Administrator, rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser's third-party Order Management System), insurance and the Company's allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Potential Conflicts of Interest

The Adviser and its affiliates may engage in management or investment activities on behalf of entities that have overlapping objectives and strategies with the Company. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to the Company and any others to which they may provide management or investment services. In order to address these conflicts, the Adviser has an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act.

 The Company expects that there will not be readily available market values for many of the investments that will be in its portfolio, and the Company will value such investments at fair value as determined in good faith by the Board of Directors under the Company's valuation policy and process. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to the Company's investors would be adversely affected. In connection with that determination, investment professionals from the Adviser will provide the Board of Directors with preliminary portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser's investment professionals in the valuation process could result in a conflict of interest as the Adviser's base management fee will be based, in part, on the Company's net assets and the incentive fees will be based, in part, on unrealized gains and losses.

 Under the incentive fee structure in the Investment Advisory Agreement, the Company's adjusted net investment income for purposes thereof is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for the Adviser to the extent that it encourages the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. The Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to the Company on such securities. This risk could be increased because, under the Investment Advisory Agreement, the Adviser is not obligated to reimburse the Company for incentive fees it receives even if the Company subsequently incur losses or never receive in cash the deferred income that was previously accrued.

In addition, the incentive fee payable to the Adviser may create an incentive for the Adviser to cause the Company to realize capital gains or losses that may not be in the best interests of the Company or its stockholders. Under the incentive fee structure, the Adviser benefits when the Company recognizes capital gains and, because the Adviser determines when an investment is sold, the Adviser controls the timing of the recognition of such capital gains.

The professionals of the Adviser currently serve and may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does or of accounts sponsored or managed by the Adviser or its affiliates. Similarly, the Adviser or its affiliates currently manage and may have other clients with similar or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of the Company or its stockholders. As a result, those individuals may face conflicts in the allocation of investment opportunities among the Company and other accounts advised by or affiliated with the Adviser or its affiliates. Certain of these accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such other accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that the Company acquires, or originates, a limitation that does not exist for certain other accounts. The Adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, there can be no assurance that such opportunities will be allocated to the Company fairly or equitably in the short-term or over time, and there can be no assurance that the Company will be able to participate in all investment opportunities that are suitable to it.

The Company will be prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, five percent or more of the Company's outstanding voting securities will be its affiliate for purposes of the 1940 Act, and the Company generally will be prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The Company will consider the Adviser and its affiliates to be its affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of the Company's affiliates, which could include investments in the same portfolio company, without prior approval of the Independent Directors and, in some cases, the SEC. The Company will be prohibited from buying or selling any security from or to, among others, any person who owns more than 25% of the Company's voting securities or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

The Company may, however, invest alongside the Adviser and its affiliates' other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, the Company may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting the Company and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Adviser, acting on the Company's behalf and on behalf of its other clients, negotiates no term other than price. The Company may also invest alongside the Adviser's other clients as otherwise permissible under regulatory guidance, applicable regulations and the Adviser's allocation policy.

On April 1, 2022, the SEC granted to the Adviser and the Company exemptive relief on which we expect to rely to co-invest with other funds managed by the Adviser in a manner consistent with our investment, objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

The Adviser and its affiliates may from time to time incur expenses on behalf of the Company and their other clients (which may include one or more investment funds established by the Adviser or its affiliates). Although the Adviser and its affiliates will attempt to allocate such expenses on a basis that they consider equitable, there can be no assurance that such expenses will be allocated appropriately in all cases. As a result, the Company may bear an expense to which it does not receive a proportionate (or any) benefit.

Recent Developments

On July 1, 2022, the Company held a subsequent close and received additional $25 million from one of its investors. As a result, total capital commitments received by the Company have increased to $316 million.

On August 3, 2022, the Company issued a capital call in the amount of $30 million to its investors with a due date of August 10, 2022. As of August 15, 2022, the Company is still in the process of issuance of shares for the funds received pursuant to this capital call.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of the COVID-19 pandemic and the Russian invasion of Ukraine introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic, the Russian invasion of Ukraine and its potential impact on our business and our operating results, see “Risk Factors”.

Investment valuation risk

Because there is not a readily available market value for certain of the investments in our portfolio, we value such of our portfolio investments at fair value as determined in good faith by our Board of Directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our Board of Directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our financial statements for the period from April 1, 2022 (commencement of operations) through June 30, 2022 for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase, thereby increasing our net income as indicated per the table below. Furthermore, changes in interest rates can impact our interest rate swaps, as interest rate swaps are sensitive to changes in the market’s interest rate expectations and the duration of the swap.

At June 30, 2022, 84.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At June 30, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 62.7%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Based on our Statement of Assets and Liabilities as of June 30, 2022, the following table shows the annual impact on net investment income (excluding the related management fees and incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change (1)	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$4,571	$0.73
Up 200 basis points	3,338	0.53
Up 100 basis points	2,104	0.33
Down 100 basis points	(259)	(0.04)
Down 200 basis points	(763)	(0.12)
Down 300 basis points	(838)	(0.13)

(1) Includes the impact of our interest rate swaps as a result of interest rate changes. For interest rate swaps, we assume only the next 1 year is impacted by the change in base rate and so we multiply the notional amount of our swap by the Basis Point Change.  It does not adjust interest swaps for changes in future years and it does not adjust interest rate swaps for the implied interest rate expectation in the swaps.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the period covered by this report, we, including our Co-Presidents and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including the Co-Presidents and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Co-Presidents and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.    Legal Proceedings

    We are not subject to any material pending legal proceedings, and no such proceedings are known to be contemplated.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-12G/A, as filed with the SEC on May 26, 2022, except as noted below.

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.

Periods of market volatility remain, and may continue to occur in the future, in response to various political, social and economic events both within and outside of the U.S. These conditions have resulted in, and in many cases continue to result in, greater price volatility, less liquidity, widening credit spreads and a lack of price transparency, with many securities remaining illiquid and of uncertain value. Such market conditions may adversely affect the Company, including by making valuation of some of the Company’s securities uncertain and/or result in sudden and significant valuation increases or declines in the Company’s holdings. If there is a significant decline in the value of the Company’s portfolio, this may impact the asset coverage levels for the Company’s outstanding leverage.

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economic recovery, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could impair the Company’s ability to achieve its investment objectives.

Wars, military conflicts, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters, terrorist attacks in the U.S. and around the world, social and political discord, debt crises, sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited “cold” wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company’s returns and net asset value. Such consequences may also increase our funding cost or limit our access to the capital markets.

The Ongoing Invasion of Ukraine has caused political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our portfolio companies.

On February 24, 2022, Russia launched a military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia and on Russian businesses and individuals, including those in the banking, import and export sectors. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company's portfolio and the value of your investment in the Company. Because this is an uncertain and evolving situation, its full impact is unknown at this time.

This invasion has led to disruptions in local, regional, national, and global markets and economies affected by the sanctions, and it is not possible to predict how long the invasion and related sanctions will last. These disruptions caused by the invasion have included, and continue to include, political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our portfolio companies.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation(1)
3.2	By-Laws(1)
4.1	Form of Subscription Agreement(1)
31.1	Certification of Co-Presidents Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Co-Presidents Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Co-Presidents and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
99.1	Schedule of Investments as of April 1, 2022*

*Filed herewith.

(1) Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56413) filed on May 26, 2022 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Redwood Enhanced Income Corp.

Date: August 15, 2022	By:	/s/ Ruben Kliksberg
	Name:	Ruben Kliksberg
	Title:	Co-President

Date: August 15, 2022	By:	/s/ Sean Sauler
	Name:	Sean Sauler
	Title:	Co-President

Date: August 15, 2022	By:	/s/ Toni Healey
	Name:	Toni Healey
	Title:	Chief Financial Officer