Form 10-Q
period 2022-09-30
Redwood Enhanced Income Corp.
filed 2022-11-14
CIK 1870267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2022, there was no established public market for the Registrant’s shares of common stock.

The number of the Registrant’s shares of common stock outstanding on November 14, 2022 was 10,224,654

REDWOOD ENHANCED INCOME CORP.

FORM 10-Q

Part I.	Financial Information

Item 1.	Financial Statements

	Statement of Assets and Liabilities as of September 30, 2022 (Unaudited)	3

	Statements of Operations for the three months ended September 30, 2022 and for the period from March 14, 2022 (inception) through September 30, 2022 (Unaudited)	4

	Statement of Changes in Net Assets for the period from March 14, 2022 (inception) through September 30, 2022 (Unaudited)	5

	Statement of Cash Flows for the period from March 14, 2022 (inception) through September 30, 2022 (Unaudited)	6

	Schedule of Investments as of September 30, 2022 (Unaudited)	7

	Notes to Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

Part II.	Other Information	37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures		41

Redwood Enhanced Income Corp.
Statement of Assets and Liabilities
(in thousands, except share and per share data)

September 30, 2022
(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $256,143)	$244,641
Total investments, at fair value: (cost of $256,143)	244,641

Cash and cash equivalents	1,289
Restricted cash	788
Derivatives, at fair value	363
Receivables for securities sold	3,797
Interest receivable	3,660
Deferred debt issuance costs	2,325
Prepaid expenses and other assets	48
Total assets	$256,911

Liabilities
Debt	$96,531
Interest and other debt related payables	198
Distributions payable	3,156
Payable for investments purchased	40,180
Management fees payable	628
Accrued expenses and other liabilities	335
Total liabilities	$141,028

Commitments and contingencies (Note 7)

Net assets	$115,883

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value 1,000,000,000 shares authorized, 8,304,341 shares issued and outstanding, respectively.	$8
Paid-in capital in excess of par	124,617
Distributable earnings (deficit)	(8,742)
Total net assets	115,883
Total liabilities and net assets	$256,911

Shares outstanding	8,304,341

Net asset value per share	$13.95

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Operations (Unaudited)

(in thousands, except share and per share data)

		For the period from
		March 14, 2022
	Three months ended	(inception) through
	September 30, 2022	September 30, 2022
Investment income:
Non-controlled, non-affiliated investment:
Interest income, excluding payment-in-kind ("PIK")	$5,209	$7,941
PIK income	116	154
Total investment income	5,325	8,095

Operating expenses:
Interest and other debt expenses	1,307	1,763
Organization expenses	—	660
Management fees	377	628
Administrative expenses	49	88
Professional fees	36	259
Directors' fees	56	169
Custody and transfer agent fees	5	15
Other operating expenses	98	124
Total operating expenses	1,928	3,706

Organization expenses waived	—	(660)

Net investment income	3,397	5,049

Realized and unrealized gain (loss) on investment transactions:
Net realized gain (loss):
Non-controlled, non-affiliated investments	160	187
Foreign currency transactions	318	318
Total	478	505
Change in net unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(3,700)	(11,138)
Derivatives	534	363
Foreign currency transactions	(379)	(365)
Total	(3,545)	(11,140)
Net realized and unrealized gain (loss)	(3,067)	(10,635)

Net increase (decrease) in net assets from operations	$330	$(5,586)

Net investment income per share (basic and diluted)	$0.46	$0.86
Earnings per share (1)	$0.04	$(0.95)

Basic and diluted weighted average shares outstanding	7,436,511	5,889,603

(1) Computed based on the weighted average shares outstanding and capital activity during the time periods such earnings occurred.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.
Statement of Changes in Net Assets (Unaudited)
(in thousands, except shares)
					Distributable
	Common Shares			Paid-in-Capital in	Earnings	Total
	Shares	Par Amount		Excess of Par Value	(Loss)	Net Assets
Balance at March 14, 2022 (inception)	3,333	$—	(1)	$50	$—	$50
Issuance of common stock	—	—		—	—	—
Net investment income	—	—		—	(112)	(112)
Net realized gain (loss)	—	—		—	—	—
Net unrealized gain (loss)	—	—		—	—	—
Balance at March 31, 2022 (2)	3,333	$—	(1)	$50	$(112)	$(62)
Issuance of common stock	6,305,000	6		94,569	—	94,575
Net investment income	—	—		—	1,764	1,764
Net realized gain (loss)	—	—		—	27	27
Net unrealized gain (loss)	—	—		—	(7,595)	(7,595)
Balance at June 30, 2022	6,308,333	$6		$94,619	$(5,916)	$88,709
Issuance of common stock	1,996,008	2		29,998	—	30,000
Distributions to shareholders	—	—		—	(3,156)	(3,156)
Net investment income	—	—		—	3,397	3,397
Net realized gain (loss)	—	—		—	478	478
Net unrealized gain (loss)	—	—		—	(3,545)	(3,545)
Balance at September 30, 2022	8,304,341	$8		$124,617	$(8,742)	$115,883
(1)	Par amount is zero due to rounding of shares.
(2)	Commencement of operations was April 1, 2022.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.
Statement of Cash Flows (Unaudited)
(in thousands, except shares)

For the period from March 14, 2022 (inception) through September 30, 2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$(5,585)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(270,338)
Proceeds from disposition of investments	16,024
Net realized (gain) loss on investments	(187)
Net realized (gain) loss on foreign currency transactions	(318)
Change in net unrealized (appreciation)/depreciation of investments	11,138
Change in net unrealized (appreciation)/depreciation of foreign currency transactions	365
Net amortization of investment discounts and premiums	(1,193)
Amortization of deferred debt issuance costs	343
Interest and dividend income paid in kind	(154)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	(3,638)
Decrease (increase) in receivable for investments sold	(3,797)
Decrease (increase) in prepaid expenses and other assets	(48)
Decrease (increase) in derivatives, at fair value	(363)
Increase (decrease) in interest and other debt related payables	198
Increase (decrease) in payable for investments purchased	40,180
Increase (decrease) in management fees payable	628
Increase (decrease) in accrued expenses and other liabilities	335
Net cash provided by (used in) operating activities	(216,410)

Financing activities
Proceeds from shares of common stock sold	124,575
Debt borrowings	180,181
Debt repayments	(83,650)
Deferred debt issuance costs paid	(2,668)
Net cash provided by (used in) financing activities	218,438

Net increase (decrease) in cash and cash equivalents (including restricted cash)	2,027
Cash and cash equivalents (including restricted cash) at beginning of period	50
Cash and cash equivalents (including restricted cash) at end of period	$2,077

Supplemental cash flow information
Shareholder distributions payable	$3,156
Interest payments	$1,111
Unused fees paid	$120
Upfront fees paid	$1,350
Other financing fees	$600

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited)

September 30, 2022

(in thousands, except shares)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares		Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Debt
Beverage, Food, & Tobacco
Nutrisystem, Inc.	First Lien Term Loan	1M LIBOR	0.75%	L + 6.25%	4/21/2027		$9,953	$9,548	$9,281	8.01%	(A)
The Chefs’ Warehouse, Inc.	First Lien Term Loan	1M SOFR	0.50%	S + 4.75%	8/17/2029		$2,560	$2,484	$2,541	2.19	(A) (C)
								$12,032	$11,822	10.20
Construction & Building
Brand Industrial Services, Inc.	First Lien Term Loan	3M LIBOR	1.00%	L + 4.25%	6/21/2024		$12,813	$11,846	$11,120	9.60	(A)
								$11,846	$11,120	9.60
Consumer Goods: Durable
Farfetch US Holdings Inc. (United Kingdom)	First Lien Term Loan	3M SOFR	0.50%	S + 6.25%	9/30/2027		$10,000	$9,350	$9,350	8.07	(A) (C)
Peloton Interactive, Inc.	First Lien Term Loan	1M SOFR	0.50%	S + 6.50%	5/25/2027		$9,706	$9,289	$9,451	8.16	(A) (C)
Stitch Acquisition Corporation	First Lien Term Loan	1M LIBOR	0.75%	L + 6.75%	8/1/2028		$13,493	$12,755	$11,626	10.03	(A)
								$31,394	$30,427	26.26
Consumer Goods: Non-Durable
Boardriders, Inc.	First Lien Term Loan	1M LIBOR	0.00%	L + 6.5% plus 1.50% PIK	4/23/2024		$10,057	$9,552	$9,051	7.81	(A)
Amer Sports Holding Oy (fka Mascot Bidco Oy) (Finland)	First Lien Term Loan	3M EURIBOR	0.00%	E + 4.50%	3/30/2026		$3,500	$3,231	$3,034	2.62	(A) (B)
								$12,783	$12,085	10.43
Energy: Oil & Gas
CITGO Petroleum Corporation	First Lien Term Loan	1M LIBOR	1.00%	L + 6.25%	3/28/2024		$9,907	$9,825	$9,902	8.54	(A)
								$9,825	$9,902	8.54
FIRE: Real Estate
Pennsylvania Real Estate Investment Trust (Revolver)	First Lien Term Loan	1M LIBOR	0.50%	L + 3.50%	12/10/2022		$6,142	$1,177	$710	0.61	(A) (D)
Pennsylvania Real Estate Investment Trust	First Lien Term Loan	1M LIBOR	0.50%	L + 5.74%	12/10/2022		$16,319	$16,188	$15,095	13.03	(A)
								$17,365	$15,805	13.64
Healthcare & Pharmaceuticals
Covetrus, Inc.	First Lien Term Loan	3M SOFR	0.50%	S + 5.00%	9/20/2029		$10,000	$9,400	$9,329	8.05	(A)
Inotiv, Inc.	First Lien Term Loan	1M LIBOR	1.00%	L + 6.25%	11/5/2026		$9,413	$9,253	$9,037	7.80	(A) (C)
Inotiv, Inc. (Delayed Draw)	First Lien Term Loan	1M LIBOR	1.00%	L + 6.25%	11/5/2026		$2,539	$(43)	$(102)	(0.09)	(A) (C) (D)
PDS Holdco Inc.	First Lien Term Loan	1M LIBOR	0.75%	L + 4.50%	8/18/2028		$1,037	$947	$929	0.80	(A)
								$19,557	$19,193	16.56
Retail
At Home Group, Inc.	First Lien Term Loan	1M LIBOR	0.50%	L + 4.00%	7/23/2028		$5,599	$4,485	$4,286	3.70	(A)
Claire's Stores, Inc.	First Lien Term Loan	1M LIBOR	0.00%	L + 6.50%	12/18/2026		$13,929	$13,623	$13,186	11.38	(A)
								$18,108	$17,472	15.08
Services: Business
S&S Holdings, LLC	First Lien Term Loan	1M LIBOR	0.50%	L + 5.00%	3/11/2028		$2,985	$2,869	$2,870	2.48	(A)
								$2,869	$2,870	2.48
Services: Consumer
Delivery Hero Finco, LLC	First Lien Term Loan	1M SOFR	0.50%	S + 5.75%	7/9/2027		$9,736	$9,249	$9,210	7.95	(A) (B)
Spring Education Group, Inc.	First Lien Term Loan	3M LIBOR	0.00%	L + 4.25%	7/30/2025		9,948	$9,225	$9,446	8.15	(A)
								$18,474	$18,656	16.10
Software						$
Atlas Purchaser, Inc.	First Lien Term Loan	1M LIBOR	0.75%	L + 5.25%	5/18/2028		$11,141	$10,702	$8,634	7.45	(A)
								$10,702	$8,634	7.45
Technology Enabled Services
Electronics For Imaging, Inc.	First Lien Term Loan	3M LIBOR	0.00%	L + 5.00%	7/23/2026		$9,186	$8,965	$7,352	6.34	(A)
								$8,965	$7,352	6.34
Transportation: Consumer
Hornblower Holdings, LP	First Lien Term Loan	6M LIBOR	1.00%	L + 8.13%	11/10/2025		$9,998	$10,273	$9,898	8.54	(A)
								$10,273	$9,898	8.54
Wholesale
Unique Bidco AB (Sweden)	First Lien Term Loan	3M EURIBOR	0.00%	E + 5.25%	3/14/2029		$7,420	$6,730	$6,590	5.69	(A) (B)
								$6,730	$6,590	5.69
Total First Lien Debt								$190,923	$181,826	156.91

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2022

(in thousands, except shares)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares		Cost	Fair Value	Percentage of Net Assets	Footnotes
Corporate Bond
Capital Equipment
JPW Industries Holding Corporation	Corporate Bond	NA	0.00%	9.00%	10/1/2024		$4,520	$4,261	$3,944	3.40%	(A)
								$4,261	$3,944	3.40
Chemicals, Plastics, & Rubber
LSB Industries, Inc.	Corporate Bond	NA	0.00%	6.25%	10/15/2028		$5,540	$4,888	$4,763	4.11	(A) (C)
						$		$4,888	$4,763	4.11
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	0.00%	5.0% plus 4.00% PIK	8/5/2026		$12,556	$12,556	$12,556	10.84	(A) (B) (E)
								$12,556	$12,556	10.84
Retail
At Home Group, Inc.	Corporate Bond	NA	0.00%	4.88%	7/23/2028		8,418	6,582	5,893	5.09	(A)
Guitar Center, Inc.	Corporate Bond	NA	0.00%	8.50%	1/15/2026		$9,380	$8,563	$8,325	7.18	(A)
								$15,145	$14,218	12.27
Services: Business
Carlson Travel, Inc.	Corporate Bond	NA	0.00%	8.50%	11/19/2026		$10,080	$9,350	$8,719	7.52	(A)
								$9,350	$8,719	7.52
Services: Consumer
Stonemor, Inc.	Corporate Bond	NA	0.00%	8.50%	5/15/2029		$4,732	$4,367	$3,990	3.44	(A) (C)
								$4,367	$3,990	3.44
Software
Aptos Canada, Inc.	Corporate Bond	1M LIBOR	1.00%	L + 7.50%	3/4/2027		$15,000	$14,653	$14,625	12.62	(A) (E)
								$14,653	$14,625	12.62

Total Corporate Bonds								$65,220	$62,815	54.20

Total Investments - non-controlled/non-affiliated								$256,143	$244,641	211.11
Cash and Cash Equivalents
Total Cash and Cash Equivalents								$1,289	$1,289	1.11	(F)
								$1,289	$1,289	1.11
Total Investments and Cash and Cash Equivalents
								$257,432	$245,930	212.22
Derivatives, at fair value	Company Receives	Company Pays		Counterparty	Maturity Date		Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461%		Goldman Sachs & Co. LLC	6/15/2027		$7,000		$101
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601%		Goldman Sachs & Co. LLC	7/7/2027		$5,000		$262
Total							$12,000		363

Notes to the Schedule of Investments:

(A)	Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(C)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(D)	Includes an unfunded commitment that was acquired and/or valued at a discount.
(E)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (See Note 3).
(F)	Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - First American Government Obligations Fund (FGXXX) at an average one year yield of 0.64% as of September 30, 2022.

LIBOR, SOFR or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $70,435 and $13,138, respectively, for the three months ended September 30, 2022. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. As of September 30, 2022, approximately 28.3% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

The accompanying notes are an integral part of these financial statements.

REDWOOD ENHANCED INCOME CORP.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

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

Redwood Capital Management, LLC (the “Adviser”) is our investment adviser, effective March 31, 2022, pursuant to an investment advisory agreement entered into between the Company and the Adviser. On September 30, 2022 the Company and the Adviser entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”). The Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of the Company and provides investment advisory services to the Company.

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

2. Summary of Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the unaudited interim financial statements.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC for interim reporting. The Company is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the FASB ASC Topic 946. In the opinion of management, all adjustments considered necessary for a fair statement of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP as contained in the ASC have been or omitted from the unaudited interim financial statements according to the Securities and Exchange Commission (“SEC”) rules and regulations.

The Company's first fiscal period will end on December 31, 2022.

2. Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of the unaudited interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim financial statements, as well as the reported amounts of revenues and expenses during the reporting periods presented. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and such differences could be material.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2022, was $1,289.

Restricted Cash

Restricted cash included amounts held with Goldman Sachs & Co. LLC. as collateral for interest rate swaps. Restricted cash is carried at cost, which approximates fair value and held as of September 30, 2022, was $788.

Investment Transactions

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

2. Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company and the Adviser. Unobservable inputs reflect the Adviser’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the unaudited interim financial statements may differ materially from the values that would be received upon an actual disposition of such investments.

Investment Valuation Process

The Adviser, as the Company’s valuation designee (the “Valuation Designee”), undertakes a multi-step valuation process under the supervision of the Board.  In calculating the value of the Company’s total assets, the Adviser values investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Debt and equity securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by the Valuation Designee, under the direction of our Board of Directors. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

When market quotations are not readily available, the Valuation Designee will seek to obtain fair values from independent pricing services or at bid prices obtained from at least two brokers or dealers, if available, or otherwise from a principal market maker or a primary market dealer.

If the Valuation Designee has a bona fide reason to believe that any such market quotes or values from independent pricing services or broker/dealers does not reflect the fair value of an investment, a fair value may be determined for such investments by the Valuation Designee in accordance with the Fund's valuation procedures.  At least once annually, the Adviser will utilize an independent third-party valuation firm to assist in determining fair value of each such investment.

Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its unaudited interim financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result the Company presents changes in fair value and realized gains or losses through current period earnings.

2. Summary of Significant Accounting Policies (Continued)

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

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 6 to the unaudited interim financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at September 30, 2022 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S.

2. Summary of Significant Accounting Policies (Continued)

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

Organization and Offering Costs

The Adviser has agreed to reimburse the Company organization and offering costs in an amount not to exceed $1,000. Organization and offering costs will only be borne by the Company if such expense exceeds $1,000, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of shares of the Company will be charged to the paid-in-capital upon the sale of shares. For the three months ended September 30, 2022 and the period from March 14, 2022 (inception) through September 30, 2022, the Adviser incurred organization expenses on behalf of the Company of zero and $660, respectively.

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

Distributions

Distributions to common shareholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors and will depend on the Company's earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common shareholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Adviser. The Company may pay distributions to its shareholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and may carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to shareholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

The Company has a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a shareholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Shareholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, shareholders receiving distributions in the form of stock will generally be treated as

2. Summary of Significant Accounting Policies (Continued)

receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes.

Federal and State Income Taxes

We will elect to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions, if any, paid to shareholders may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2022. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from U.S. GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distribution would generally be taxable to our individual and other non-corporate taxable shareholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the unaudited interim financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the unaudited interim financial statements. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its unaudited interim financial statements.

2. Summary of Significant Accounting Policies (Continued)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its unaudited interim financial statements.

SEC Disclosure Update and Simplification

In December 2020, the SEC adopted Rule 2a-5. The rule establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith. Effective September 30, 2022, the Company has designated the Redwood Capital Management, LLC as the Company’s Valuation Designee to perform the fair value determinations relating to all of its investments, subject to the oversight of the Board.

3. Investments

Investments may be categorized based on the types of inputs used in valuing such investments. The level in the U.S. GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

At September 30, 2022, the Company’s investments were categorized as follows:

	Fair Value Measurements
September 30, 2022	Level 1	Level 2 (1)	Level 3	Total
Investments:
First Lien Term Loan (2)	$—	$181,826	$—	$181,826
Corporate Bond	—	35,634	27,181	62,815
Total investments	$—	$217,460	$27,181	$244,641
Derivatives	$—	$363	$—	$363
Cash and cash equivalents	$1,289	$—	$—	$1,289
Restricted cash	$788	$—	$—	$788

(1)	For example, quoted prices in inactive markets or quotes for comparable investments.
(2)	Includes senior secured loans.

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2022 included the following:

	September 30, 2022
				Range				Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low		High		Average
Corporate bond	$12,556	Recent transactions	Transaction price	NA		NA		NA
Corporate bond	$14,625	Yield analysis	Market yield	11.13%		11.13%		11.13%
	—	EV market multiple analysis	EBITDA multiple (1)	11.50	x	12.50	x	12.00	x
Total	$27,181

(1)	The selected EV / LTM EBITDA was 11.25x multiple, representing a 20.6% discount from the Adjusted Mean LTM EBITDA multiple.

3. Investments (Continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 for the three months ended September 30, 2022 were as follows:

	For the Three Months Ended September 30, 2022
	Corporate Bond	Total Investments
Beginning balance	$14,625	$14,625
Net realized and unrealized gains (losses)	(13)	(13)
Acquisitions (1)	12,569	12,569
Dispositions	—	—
Ending Balance	$27,181	$27,181
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$(13)	$(13)

	For the period from March 14, 2022 (inception) through September 30, 2022
	Corporate Bond	Total Investments
Beginning balance	$—	$—
Net realized and unrealized gains (losses)	(28)	(28)
Acquisitions (1)	27,209	27,209
Dispositions	—	—
Ending Balance	$27,181	$27,181
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$(28)	$(28)

(1) Includes payments received in kind and accretion of original issue and market discounts

4. Derivative Instruments

The Company enters into interest rate swap contracts from time to time to help mitigate the impact that an adverse change in interest rates would have on the value of the Company’s fixed rate investments. As of September 30, 2022, the counterparty to these Interest Rate Swap Contracts was Goldman Sachs & Co. LLC.

Certain information related to the Company’s derivative instruments as of September 30, 2022 is presented below.

September 30, 2022
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest Rate Swap	$7,000	6/15/2027	$101	$—	Derivatives, at fair value
Interest Rate Swap	$5,000	7/7/2027	$262	$—	Derivatives, at fair value

4. Derivative Instruments (Continued)

Net realized gains (losses) on derivative instruments recognized by the Company for the three months ended September 30, 2022 and the period from March 14, 2022 (inception) through September 30, 2022 is in the following location in the statements of operations:

Derivative Instrument	Statement Location	For the Three Months Ended September 30, 2022	For the period from March 14, 2022 (inception) through September 30, 2022
Interest Rate Swaps	Net realized gains (losses) from derivatives	$—	$—
Total		$—	$—

Net unrealized gains (losses) on derivative instruments recognized by the Company for the three months ended September 30, 2022 and the period from March 14, 2022 (inception) through September 30, 2022 is in the following location in the statements of operations:

Derivative Instrument	Statement Location	For the Three Months Ended September 30, 2022	For the period from March 14, 2022 (inception) through September 30, 2022
Interest Rate Swaps	Net unrealized gains (losses) from derivatives	$534	$363
Total		$534	$363

5. Fees, Expenses, Agreements and Related Party Transactions

Investment Advisory Agreement

The Company entered into the Investment Advisory Agreement with the Adviser, effective as of March 31, 2022, in accordance with the 1940 Act.  On September 30, 2022 the Company and the Adviser entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”).  For these services, the Company will pay (1) a management fee equal to a percentage of the value of the Company's Weighted Average Net Asset Value (defined below) and (2) an incentive fee based on the Company's performance.

Base Management Fee

The Base Management Fee shall be calculated at a quarterly rate equal to 0.375% (i.e., 1.50% annually) of the Company’s Weighted Average Net Asset Value for the quarter; provided that the quarterly base management fee will be decreased to 0.25% (i.e., 1.00% annually) of the value of the Company’s Weighted Average Net Asset Value during any extension of the period in which the Company may complete a listing of shares of the Company’s common stock on a national securities exchange or a merger or other transaction in which investors receive cash or shares of a publicly-listed issuer. “Weighted Average Net Asset Value” means, at the time of any calculation, the weighted average shares outstanding multiplied by the average of the beginning net asset value per share and ending net asset value per share (prior to management and incentive fees) of a period of time. For the three months ended September 30, 2022 and the period from March 14, 2022 (inception) through September 30, 2022, the Company incurred $377 and $628, respectively, in base management fees. As notated in Note 8, the Adviser reduced the Base Management Fee charged on September 30, 2022 by $15.

Incentive Fee

The incentive fee payable under the Investment Advisory Agreement will have two parts, as follows:

One part is calculated and payable quarterly in arrears based on the Company's Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance) such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense or amendment fees under any credit facility and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, PIK interest and zero-

5. Fees, Expenses, Agreements and Related Party Transactions (Continued)

coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

Under U.S. GAAP, the Company will be required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, the Company will consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation will not be permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 15% of such amount, less the aggregate amount of actual capital gains related incentive fees paid or accrued in all prior years. If such amount is negative, then there is either no accrual for such year or a reduction in prior accruals for changes in net unrealized capital appreciation and depreciation. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Incentive Fee Cap

No incentive fee will be paid to the Adviser to the extent that, after such payment, the cumulative income-based incentive fees and capital gains-based incentive fees paid to date would be greater than fifteen percent (15%) of the Company's Cumulative Pre-Incentive Fee Net Income since the date of its election to become a BDC (the “Incentive Fee Cap”). “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the date of the Company's election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, since the date of the Company's election to become a BDC. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the income-based incentive fee and the capital gains-based incentive fee as calculated above, then the difference between (a) such amount and (b) the Incentive Fee Cap will not be paid by the Company, and will not be received by the Adviser, either at the end of such relevant period or at the end of any future period. For both the three months ended September 30, 2022 and the period from March 14, 2022 (inception) through September 30, 2022, the Company did not incur any incentive fees.

Administration Agreement

The Company entered into the Administration Agreement with the Administrator pursuant to which the Administrator will furnish the Company with office facilities, equipment and clerical, bookkeeping and record keeping services. Under the Administration

5. Fees, Expenses, Agreements and Related Party Transactions (Continued)

Agreement, the Administrator will perform or will oversee the performance of, the Company's required administrative services, which will include, among other activities, being responsible for the financial records the Company is required to maintain and preparing reports to the Company's shareholders and reports filed with the SEC. In addition, the Administrator will assist the Company in determining and publishing its net asset value, will oversee the preparation and filing of the Company's tax returns and generally oversees the payment of the Company's expenses and the performance of administrative and professional services rendered to it by others. For providing these services, facilities and personnel, the Company may reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including fees of the Sub-Administrator, rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser's third-party Order Management System), insurance and the Company's allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator also will offer on the Company's behalf managerial assistance to portfolio companies to which the Company will be required to offer such assistance. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator.

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

5. Fees, Expenses, Agreements and Related Party Transactions (Continued)

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

6. Debt

On April 6, 2022, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), by and among the Company, the lenders party thereto from time to time and ING Capital LLC , as administrative agent (in such capacity, the “Administrative Agent”). The Credit Agreement had an initial multicurrency revolving loan commitment of $85,000, with uncommitted capacity to increase the revolving loan commitments up to $500,000 in the form of dollar commitments or multicurrency commitments. On May 13, 2022, the Company entered into an Incremental Commitment and Assumption Agreement and First Amendment to Senior Secured Revolving Credit Agreement by and among the Company, the lenders party thereto, the assuming lenders party thereto and the Administrative Agent, pursuant to which, among other things, the Company amended the Credit Agreement to increase its revolving loan commitments thereunder to $145,000, with $100,000 in the form of multicurrency commitments and $45,000 in the form of dollar commitments. The Credit Agreement permits the Company to use up to $25,000 of multicurrency commitments to incur letters of credit. On August 26, 2022, the Company entered into an Incremental Commitment and Assumption Agreement (the “Incremental Agreement”), which supplements the Senior Secured Revolving Credit Agreement, dated as of April 6, 2022 (as amended, restated, supplemented and otherwise modified to date, including by the Incremental Agreement, the “Credit Agreement”), among the Company, as borrower, ING Capital LLC (“ING”), as administrative agent and the lenders party thereto.

Pursuant to the Incremental Agreement, among other changes, the total commitments under the Credit Agreement increased from $145,000 to $250,000, consisting of an increase in dollar commitments from $45,000 to $140,000 and of multicurrency commitments from $100,000 to $110,000. In connection with such increase, the Company paid the lenders providing commitments certain fees.

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

The Credit Agreement includes the following financial covenants: (i) a minimum shareholders equity financial covenant that requires the Company to maintain a minimum shareholders' equity as of the last day of any fiscal quarter of at least $40,740 plus 50% of the net proceeds of sales of certain equity interests after the effective date of the Credit Agreement, (ii) an obligors' net worth financial covenant that requires the obligors' net worth to be no less than the minimum shareholders' equity minus 50% of the lesser of (x) the aggregate investment in Financing Subsidiaries (as defined therein) and (y) 25% of the Company's capital commitments, (iii) a asset coverage ratio financial covenant that requires the asset coverage ratio to be no less than 150% at any time (after giving effect to exemptive orders specified therein) and (iv) a interest coverage ratio financial covenant that requires the interest coverage ratio as of the last day of any fiscal quarter to be no less than 2.00:1.00. The Credit Agreement also includes other affirmative and negative

6. Debt (Continued)

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

As of September 30, 2022, the Company was in compliance with all covenants and other requirements of the Credit Agreement.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended September 30, 2022:

	For the Three Months Ended	For the Six Months Ended
	September 30, 2022	September 30, 2022
Average debt outstanding	$79,886	$54,129
Maximum amount of debt outstanding	96,564	96,564

Weighted average annualized interest cost (1)	5.27%	5.24%
Annualized amortized debt issuance cost	1.27%	1.27%
Total annualized interest cost	$6.54%	$6.51%

(1)	Includes the stated interest expense and commitment fees on the unused portion of the Credit Agreement. Commitment fees for the three months ended September 30, 2022 was $106.

Total expenses related to debt included the following:

	For the Three Months Ended September 30, 2022	For the Six Months Ended September 30, 2022
Interest expense	$1,053	$1,420
Amortization of deferred debt issuance costs	254	343
Total	$1,307	$1,763

During the three months ended September 30, 2022, there was maximum of $96,564 of debt outstanding under the Credit Agreement, with a weighted-average interest rate, excluding amortized debt issuance cost of 5.27%. Outstanding debt is carried at amortized cost in the Statement of Assets and Liabilities. As of September 30, 2022, the estimated fair value of the outstanding debt approximated its carrying value.

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

7. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (Continued)

The Schedule of Investments includes certain revolving loan facilities and other commitments with unfunded balances at September 30, 2022 as follows:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment
First Lien Term Loan
Pennsylvania Real Estate Investment Trust	Revolver	12/10/2022	$4,910
Inotiv, Inc.	Delayed Draw	11/5/2026	2,539
Total Unfunded Commitments			$7,449

8. Other Related Party Transactions

The Company, the Administrator, the Adviser and affiliates may be considered related parties. From time to time, the Adviser advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At September 30, 2022, there were no amounts reimbursable to the Adviser by the Company.

Pursuant to the Administration Agreement, the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended September 30, 2022 and the period March 14, 2022 (inception) through September 30, 2022, no such costs were allocated to the Company.

The Adviser has agreed to pay organization costs in an amount not to exceed $1,000 on behalf of the Company. Organization and offering costs will only be borne by the Company if such costs exceeds $1,000, at which time, costs associated with the organization of the Company will be expensed as incurred. For the period from March 14, 2022 (inception) through March 31, 2022, the Adviser paid $660 of organization costs on behalf of the Company. These costs were waived by the Adviser as per the Investment Advisory Agreement. No such costs were incurred by the Adviser for the three months ended September 30, 2022.

On April 1, 2022, the Company entered into a facility agreement with certain affiliates of the Adviser to acquire its initial portfolio investments by purchasing certain investments owned and held by such affiliates. The Company paid $71,449 in consideration to acquire the portfolio.

As discussed in the definitive proxy statement of the Company, filed with the SEC on September 19, 2022 (the “Proxy Statement”), the Company held a special meeting of shareholders (the “Special Meeting”) to approve an amended and restated Investment Advisory Agreement. The Company’s shareholders approved the Investment Advisory Agreement at the Special Meeting.

The Investment Advisory Agreement provides for the quarterly base management fee described above.  Previously, the base management fee was calculated based on the value of the Company’s net assets excluding cash and cash equivalents at the end of the two most recently completed calendar quarters. The Adviser will reduce the Base Management for the quarter ended September 30, 2022 for the difference in the base management fee charged for the period ending June 30, 2022 and the base management fee that would have been charged under the amended and restated Investment Advisory Agreement for such period. The amount of the reduction will be $15.

9. Shareholders’ Equity and Dividends

As of September 30, 2022, the Company had received $316,000 of equity commitments to purchase shares of the Company’s common stock. As of September 30, 2022, $124,575 (39.4% of total commitments) had been called.

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a shareholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s dividend reinvestment plan are through newly issued shares. The following table summarizes the

9. Shareholders’ Equity and Dividends (Continued)

Company’s dividends declared and paid for the period from April 1, 2022 (commencement of operations) through September 30, 2022.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
September 15, 2022	September 30, 2022	October 28, 2022	Regular	$0.38	$3,156
				$0.38	$3,156

10. Financial Highlights

The financial highlights below show the Company’s results of operations for the period from April 1, 2022 (commencement of operations) through September 30, 2022. Activity incurred prior to the commencement of operations was not considered to compute the ratios.

For the period from April 1, 2022 (commencement of operations) through September 30, 2022
Per Share Data:
Per share NAV at beginning of period	$15.00

Investment operations:
Net investment income (1)	0.86
Net realized and unrealized gain (loss) (2)	(1.54)
Total from investment operations	(0.68)
Distributions declared from net investment income	(0.38)
Issuance of shares	0.01
Total increase (decrease) in net assets	(1.05)
Per share NAV at end of period	13.95

Total return based on net asset value (3)	(4.53)%

Shares outstanding at end of period	8,304,341
Ratios to average net asset value: (4)
Net investment income	11.91%
Expenses before incentive fee (5)	6.78%
Expenses after incentive fee (6)	6.78%

Ending net asset value	$13.95
Portfolio turnover rate	6.55%
Weighted-average debt outstanding	$54,129
Weighted-average interest rate on debt (7)	5.24%
Weighted-average number of shares of common stock	5,889,603
Weighted-average debt per share	$6.52
Asset coverage ratio (8)	220.4%

(1)	Per share changes in net asset value are computed based on the weighted average of shares outstanding during the time such activity occurred.
(2)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	Not annualized for periods less than one year. Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.

10. Financial Highlights (Continued)

(4)	Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses. Weighted average net assets were calculated based considering the capital call activity during the period.
(5)	Includes interest and other debt costs.
(6)	Includes incentive fees and all Company expenses including interest and other debt costs.
(7)	Excludes amortized debt issuance cost.
(8)	In accordance with the 1940 Act, with certain, limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the unaudited interim financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the unaudited interim financial statement, except as disclosed below:

On October 11, 2022, the Company issued a capital call in the amount of $25,280 to its investors with a due date of October 17, 2022. The Company issued 1,812,186 shares at September 30, 2022 net asset value of $13.95 for the funds received pursuant to this capital call.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited interim financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of the Company. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our financing resources and working capital;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the timing, form and amount of any dividend distributions;

●	our ability to maintain our qualification as a RIC and as a business development company;

●	our ability to continue to effectively manage our business due to the significant disruptions caused by the pandemic caused by the novel coronavirus (commonly known as “COVID-19”);

●	our business prospects and the prospects of our prospective portfolio companies, including as a result of the COVID-19 pandemic;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the war between Russia and Ukraine and the continued lockdowns in China due to the ongoing COVID-19 pandemic; and

●	the elevating levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest;

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “eligible assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2022, 72.6% of our total assets were invested in eligible assets.

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

Expenses

The Company expects that its primary operating expenses will include the payment of management and incentive fees to the Adviser under the Investment Advisory Agreement, the Company's allocable portion of overhead under the Administration Agreement and other operating costs as detailed below. The Company will bear all other direct or indirect costs and expenses of its operations and transactions (provided such costs are not borne by the Adviser pursuant to its agreement to bear certain initial organizational and offering costs as set forth above), including:

●	the cost of calculating the Company's net asset value, including the cost of any third-party valuation services and software;
●	the cost of effecting sales and repurchases of shares of the Company’s common stock and other securities;
●	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complementary businesses, whether or not the investment is consummated;
●	expenses incurred by the Adviser in performing due diligence and reviews of investments;
●	research expenses incurred by the Adviser (including subscription fees and other costs and expenses related to Bloomberg Professional Services);
●	amounts incurred by the Adviser in connection with or incidental to acquiring or licensing software and obtaining research;
●	distributions on the Company's common stock;
●	expenses related to leverage, if any, incurred to finance the Company's investments, including rating agency fees, interest, preferred stock dividends, obtaining lines of credit, loan commitments and letters of credit for the account of the Company and its related entities;
●	transfer agent and custodial fees and expenses;
●	bank service fees;
●	fees and expenses associated with marketing efforts;
●	federal and state registration fees and any stock exchange listing fees;
●	fees and expenses associated with independent audits and outside legal costs;
●	federal, state, local and foreign taxes (including real estate, stamp or other transfer taxes), including costs in connection with any tax audit, investigation or review, or any settlement thereof;
●	complying with Sections 1471 through 1474 of the Code (generally referred to as “FATCA”) and/or any foreign account reporting regimes and certain regulations and other administrative guidance thereunder, including the Common Reporting Standard issued by the Organization for Economic Cooperation and Development, or similar legislation, regulations or guidance enacted in any other jurisdiction, which seeks to implement tax reporting and/or withholding tax regimes as well as any intergovernmental agreements and other laws of other jurisdictions with similar effect;
●	Independent directors' fees and expenses;
●	brokerage fees and commissions;

●	fidelity bond, directors and officers, errors and omissions liability insurance and other insurance premiums;
●	the costs of any reports, proxy statements or other notices to the Company's shareholders, including printing costs;
●	costs of holding shareholder meetings;
●	litigation, indemnification and other non-recurring or extraordinary expenses;
●	any governmental inquiry, investigation or proceeding to which the Company and/or an investment is a related party or is otherwise involved, including judgments, fines, other awards and settlements paid in connection therewith;
●	other direct costs and expenses of administration and operation, such as printing, mailing, long distance telephone and staff;
●	costs associated with the Company's reporting and compliance obligations, including under the 1940 Act and applicable federal and state securities laws (including reporting under Sections 13 and 16 under the Exchange Act and anti-money laundering compliance);
●	dues, fees and charges of any trade association of which the Company is a member;
●	costs associated with the formation, management, governance, operation, restructuring, maintenance (including any amendments to constituent documents), winding up, dissolution or liquidation of entities;
●	fees, costs and expenses incurred in connection with or incidental to co-investments or joint ventures (whether or not consummated) that are not borne by co-investors or joint venture partners;
●	the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it; and
●	all other expenses incurred by either the Administrator or the Company in connection with administering the Company's business, including payments under the Administration Agreement that will be based upon the Company's allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the fees of the Sub-Administrator, rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser's third-party Order Management System), insurance and the Company's allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs.

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

The Investment Advisory Agreement provides that the base management fee be calculated at an annual rate of 1.5% of the Company's Weighted Average Net Asset Value and is payable quarterly in arrears.

Additionally, the Investment Advisory Agreement provides that the Adviser may be entitled to incentive fee under certain circumstances. For additional information see “Item 1. Financial Statements—Notes to Financial Statements—Note 5. Fees, Expenses, Agreements and Related Party Transactions”.

The Adviser has agreed to pay organization and offering costs in an amount not to exceed $1 million on behalf of the Company. Organization and offering costs will only be borne by the Company if the expense for its initial offering exceeds $1 million, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of shares of the Company will be charged to the capital upon the sale of shares. For the period from March 14, 2022 (inception) through March 31, 2022, the Adviser paid $660 of organization costs on behalf of the Company. These costs were waived by the Adviser as per the Investment Advisory Agreement. No such costs were incurred by the Adviser for the three months ended September 30, 2022. Additionally, the Adviser has also agreed to limit, indefinitely, the amount of Specified Expenses. For additional information see “Item 1. Financial Statements—Notes to Financial Statements—Note 5. Fees, Expenses, Agreements and Related Party Transactions”.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the unaudited interim financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our unaudited interim financial statements.

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

Portfolio and investment activity

At September 30, 2022, our investment portfolio of $244.6 million (at fair value) consisted of 29 portfolio companies and was invested 74.3% in first lien term loans and 25.7% in corporate bonds. Our average portfolio company investment at fair value was approximately $8.4 million. Our largest portfolio company investment by value was approximately 6.5% of our portfolio and our five largest portfolio company investments by value comprised approximately 27.7% of our portfolio at September 30, 2022.

The industry composition of our portfolio at fair value at September 30, 2022 was as follows:

September 30, 2022
Beverage, Food, & Tobacco	4.8%
Capital Equipment	1.6%
Chemicals, Plastics, & Rubber	1.9%
Construction & Building	4.6%
Consumer Goods: Durable	12.4%
Consumer Goods: Non-Durable	4.9%
Energy: Oil & Gas	4.0%
Environmental Industries	5.1%
FIRE: Real Estate	6.5%
Healthcare & Pharmaceuticals	7.9%
Retail	13.0%
Services: Business	4.8%
Services: Consumer	9.3%
Software	9.5%
Technology Enabled Services	3.0%
Transportation: Consumer	4.0%
Wholesale	2.7%
100.0%

The weighted average effective yield of our debt and total portfolio was 13.3% at September 30, 2022. At September 30, 2022, 80.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate, and 19.7% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 60.4% at September 30, 2022. No debt investments in the portfolio were on non-accrual status as of September 30, 2022.

Results of operations

Investment income

Total investment income for the three months ended September 30, 2022 was $5.3 million, comprised of mainly $5.2 million in interest income excluding PIK.

Investment income totaled $8.1 million, of which $8.1 million was attributable to interest and fees on our debt investments. The increase in investment income for both the three months ended September 30, 2022 and the period from March 14, 2022 (inception) through September 30, 2022, reflects the significant increase in portfolio size as the Company continues to ramp up.

Expenses

Total operating expenses for the three months ended September 30, 2022 were $1.9 million, comprised of $1.3 million in interest and other debt expenses, $0.4 million in management fees and $0.2 million in all other expenses, respectively.

Total operating expenses for the period from March 14, 2022 (inception) through September 30, 2022 were $3.7 million, comprised of $1.8 million in interest and other debt expenses, $0.7 million in organization expenses, $0.6 million in management fees, $0.3 million in professional fees and $0.3 million in all other expenses, respectively.

Net investment income

For the three months ended September 30, 2022 and the period from March 14, 2022 (inception) through September 30, 2022, net investment income was $3.4 million and $5.0 million, respectively.

Net realized and unrealized gain or loss

For the three months ended September 30, 2022 and the period from March 14, 2022 (inception) through September 30, 2022, net realized gain was $0.5 million and $0.5 million, respectively.

For the three months ended September 30, 2022 and the period from March 14, 2022 (inception) through September 30, 2022, the change in net unrealized depreciation was $3.5 million and $11.1 million, respectively.

Incentive compensation

For both the three months ended September 30, 2022 and the period from March 14, 2022 (inception) through September 30, 2022, the Company did not incur any incentive fees.

Income tax expense, including excise tax

The Company intends to elect to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its shareholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company intends to make the requisite distributions to its shareholders which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For both the three months ended September 30, 2022 and the period from March 14, 2022 (inception) through September 30, 2022, the Company incurred no excise tax.

Net increase in net assets resulting from operations

For the three months ended September 30, 2022 and the period from March 14, 2022 (inception) through September 30, 2022, the net change in net assets applicable to common shareholders resulting from operations was $0.3 million and ($5.6) million, respectively.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the three months ended September 30, 2022:

For the Three Months Ended September 30, 2022
Shares Issued	1,996,008
Average Price Per Share	$15.03
Proceeds	$30,000,000

On April 6, 2022, the Company entered into the Credit Agreement. The Credit Agreement had an initial multicurrency revolving loan commitment of $85 million, with uncommitted capacity to increase the revolving loan commitments up to $500 million in the form of dollar commitments or multicurrency commitments. On May 13, 2022, the Company entered into an Incremental Commitment and Assumption Agreement and First Amendment to Senior Secured Revolving Credit Agreement by and among the Company, the lenders party thereto, the assuming lenders party thereto and the Administrative Agent, pursuant to which, among other things, the Company amended the Credit Agreement to increase its revolving loan commitments thereunder to $145 million, with $100 million in the form of multicurrency commitments and $45 million in the form of dollar commitments. The Credit Agreement permits the Company to use up to $25 million of multicurrency commitments to incur letters of credit. On August 26, 2022, the Company entered into an Incremental Commitment and Assumption Agreement (the “Incremental Agreement”), which supplements the Senior Secured Revolving Credit Agreement, dated as of April 6, 2022 (as amended, restated, supplemented and otherwise modified to date, including by the Incremental Agreement, the “Credit Agreement”), among the Company, as borrower, ING Capital LLC (“ING”), as administrative agent and the lenders party thereto.

Pursuant to the Incremental Agreement, among other changes, the total commitments under the Credit Agreement increased from $145 million to $250 million, consisting of an increase in dollar commitments from $45 million to $140 million and of multicurrency commitments from $100 million to $110 million. In connection with such increase, the Company paid the lenders providing commitments certain fees.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company's sole initial shareholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result, under current law, the Company is permitted as a BDC to issue senior securities in amounts such that the Company's asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (a two-to-one debt-to-equity ratio). As of September 30, 2022, the Company’s asset coverage ratio was 220.4%.

Net cash used in operating activities during the period from March 14, 2022 (inception) through September 30, 2022 was $216.7 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $254.3 million, and net investment income (net of non-cash income and expenses) of approximately $5.0 million.

Net cash provided by financing activities was $218.8 million during the period from March 14, 2022 (inception) through September 30, 2022, consisting of $124.6 million from the issuance of common shares and $96.5 million from net amounts drawn on the Credit Agreement.

At September 30, 2022, we had $2.1 million in cash and cash equivalents.

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

If any of the Company's contractual obligations discussed above is terminated, its costs under new agreements that it may enter into may increase. In addition, the Company will likely incur significant time and expense in locating alternative parties to provide the services that the Company expects to receive under the Investment Advisory Agreement and the Administration Agreement. Any new investment advisory agreement would also be subject to approval by the Company's shareholders.

Distributions

Our dividends and distributions to common shareholders, if any, are determined and declared by our Board of Directors and are recorded on the ex-dividend date. Distributions are declared considering our estimate of annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

Distributions to shareholders for the three and six months ended September 30, 2022 totaled $3.2 million ($0.38 per share) and $3.2 million ($0.38 per share), respectively.

Tax characteristics of any distributions are reported to shareholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

We intend to elect to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our shareholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our shareholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with U.S. GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax.

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

Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

The Company has entered into the Investment Advisory Agreement with the Adviser in accordance with the 1940 Act. The Company entered into an Investment Advisory Agreement with the Adviser, effective as of March 31, 2022, in accordance with the 1940 Act.  On September 30, 2022 the Company and the Adviser entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”).  For these services, the Company will pay (1) a management fee equal to a percentage of the value of the Company's Weighted Average Net Asset Value and (2) an incentive fee based on the Company's performance.

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

The Company expects that there will not be readily available market values for many of the investments that will be in its portfolio, and the Company will value such investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, under the supervision of the Board pursuant to the Company’s valuation policy and process. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to the Company's investors would be adversely affected. In connection with that determination, investment professionals from the Adviser will provide the Board of Directors with preliminary portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser's investment professionals in the valuation process could result in a conflict of interest as the Adviser's base management fee will be based, in part, on the Company's net assets and the incentive fees will be based, in part, on unrealized gains and losses.

 Under the incentive fee structure in the Investment Advisory Agreement, the Company's adjusted net investment income for purposes thereof is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for the Adviser to the extent that it encourages the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. The Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to the Company on such securities. This risk could be increased because, under the Investment Advisory Agreement, the Adviser is not obligated to reimburse the Company for incentive fees it receives even if the Company subsequently incur losses or never receives in cash the deferred income that was previously accrued.

In addition, the incentive fee payable to the Adviser may create an incentive for the Adviser to cause the Company to realize capital gains or losses that may not be in the best interests of the Company or its shareholders. Under the incentive fee structure, the Adviser benefits when the Company recognizes capital gains and, because the Adviser determines when an investment is sold, the Adviser controls the timing of the recognition of such capital gains.

The professionals of the Adviser currently serve and may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does or of accounts sponsored or managed by the Adviser or its affiliates. Similarly, the Adviser or its affiliates currently manage and may have other clients with similar or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of the Company or its shareholders. As a result, those individuals may face conflicts in the allocation of investment opportunities among the Company and other accounts advised by or affiliated with the Adviser or its affiliates. Certain of these accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such other accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that the Company acquires, or originates, a limitation that does not exist for certain other accounts. The Adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, there can be no assurance that such opportunities will be allocated to the Company fairly or equitably in the short-term or over time, and there can be no assurance that the Company will be able to participate in all investment opportunities that are suitable to it.

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

Recent Developments

On October 11, 2022, the Company issued a capital call in the amount of $25,280,000 to its investors with a due date of October 17, 2022. The Company issued 1,812,186 shares at September 30, 2022 net asset value of $13.95 for the funds received pursuant to this capital call.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of the ongoing COVID-19 pandemic and the Russian invasion of Ukraine introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic, the Russian invasion of Ukraine and its potential impact on our business and our operating results, see “Risk Factors”.

Investment valuation risk

Because there is not a readily available market value for certain of the investments in our portfolio, we value such of our portfolio investments at fair value as determined in good faith by our Board of Directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our Board of Directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 3 to our unaudited interim financial statements for the three months ended September 30, 2022 for more information relating to our investment valuation.

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

At September 30, 2022, 80.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At September 30, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 60.4%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Based on our Statement of Assets and Liabilities as of September 30, 2022, the following table shows the annual impact on net investment income (excluding the related management fees and incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change (1)	Net Investment Income (Loss)	Net Investment Income (Loss) Per Share
Up 300 basis points	$4,259	$0.51
Up 200 basis points	2,880	0.35
Up 100 basis points	1,502	0.18
Down 100 basis points	(1,255)	(0.15)
Down 200 basis points	(2,543)	(0.31)
Down 300 basis points	(3,359)	(0.40)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the period covered by this report, we, including our Co-Presidents and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including our Co-Presidents and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including our Co-Presidents and Chief Financial Officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

On February 24, 2022, Russia launched a military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia and on Russian businesses and individuals, including those in the banking, import and export sectors. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation, has exacerbated and may continue to exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company's portfolio and the value of your investment in the Company. Because this is an uncertain and evolving situation, its full impact is unknown at this time.

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

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’

operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Our portfolio primarily consists of fixed and floating rate investments. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our common stock.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common stock.

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

Redwood Enhanced Income Corp.

Date: November 14, 2022	By:	/s/ Ruben Kliksberg
	Name:	Ruben Kliksberg
	Title:	Co-President

Date: November 14, 2022	By:	/s/ Sean Sauler
	Name:	Sean Sauler
	Title:	Co-President

Date: November 14, 2022	By:	/s/ Toni Healey
	Name:	Toni Healey
	Title:	Chief Financial Officer