Form 10-K
period 2022-12-31
Redwood Enhanced Income Corp.
filed 2023-03-17
CIK 1870267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-01508

REDWOOD ENHANCED INCOME CORP.

(Exact Name of Registrant as Specified in Charter)

Maryland	88-0824777
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

250 West 55th Street, 26th Floor
New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 970-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	Not applicable	Not applicable
(Title of each class)	(Trading Symbol(s) )	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2022, there was no established public market for the Registrant’s shares of common stock.

The number of the Registrant’s shares of common stock outstanding on March 17, 2023 was 12,781,489.

REDWOOD ENHANCED INCOME CORP.

FORM 10-K

In this annual report on Form 10-K (the “Report”), unless otherwise specified, the terms:

•	“we,” “us,” “our,” and “Company” refer to Redwood Enhanced Income Corp., a Maryland corporation;
•	“Adviser” refers to Redwood Capital Management, LLC, our investment adviser; and
•	“Administrator” refers to the Adviser, in its capacity as our administrator.

FORWARD-LOOKING STATEMENTS

The information contained in this Report should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Some of the statements in this Report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of the Company. The forward-looking statements contained in this Report involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of global health crises, on our or our portfolio companies’ business and the U.S. and global economy;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our financing resources and working capital;

•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the timing, form and amount of any dividend distributions;

●	our ability to maintain our qualification as a registered investment company (“RIC”) and as a business development company (“BDC”);

●	our business prospects and the prospects of our prospective portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the war between Russia and Ukraine; and

●	the elevating levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest.

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward-looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this Report.

We have based the forward-looking statements included in this Report on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

ITEM 1. BUSINESS.

Redwood Enhanced Income Corp.

Redwood Enhanced Income Corp. (the “Company,” “we” or “our”), a Maryland corporation incorporated on June 21, 2021, is a newly organized, externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company will elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its tax year ended December 31, 2022. As of March 17, 2023, the Company has received aggregate Capital Commitments (as defined below) of $316 million.

The Company’s investment objective is to seek current income as well as capital appreciation, while emphasizing the preservation of capital. The Company’s focus is fixed income investments, primarily in the senior layers of the capital structure of leveraged companies. These investments primarily consist of loans and bonds, sourced either through direct investments, the syndicated market or through trading in the secondary market. In connection with the Company’s debt investments, the Company may also receive equity interests such as options, warrants or other instruments as additional consideration.

The Company generally invests in middle market companies, which Redwood Capital Management, LLC (the “Adviser”) considers to be companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $50 million and $300 million. The Company may also invest in smaller or larger companies if an attractive opportunity presents itself, particularly during periods of market dislocation.

The companies in which the Company invests typically will be highly leveraged, and, in most cases, not rated by national rating agencies. If such companies were rated, the Adviser believes that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national securities rating agencies. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk and have speculative characteristics as compared to investment grade debt instruments.

The Company’s sole initial stockholder has approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result, under current law, the Company is permitted as a BDC to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (a two-to-one debt-to-equity ratio). This requirement will limit the amount that the Company may borrow.

There can be no assurance that the Company’s investment objective will be achieved.

The Company’s Board of Directors may contemplate a Liquidity Event (as defined below) for investors on or before the 7-year anniversary of the Company’s initial closing, subject to each individual investor’s decision to participate. Such 7-year period may be extended by the Board of Directors, in its sole discretion, for up to two additional one-year periods. If the Company does not complete a Liquidity Event in the required timeline, the Board of Directors will use its commercially reasonable efforts to wind-down or liquidate and dissolve the Company.

The Adviser and Administrator

The Company’s investment activities managed by the Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) entered into between the Company and the Adviser. Under the Investment Advisory Agreement, the Adviser is responsible for (1) determining the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes; (2) identifying, evaluating and negotiating the structure of the investments the Company makes; (3) executing, closing, servicing and monitoring the investments the Company makes; (4) determining the securities and other assets that the Company purchases, retains or sells; (5) performing due diligence on prospective portfolio companies and their sponsors; and (6) providing the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its assets. Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a base management fee and an incentive fee for its services. See “Investment Advisory Agreement— Investment Advisory Fees.”

The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). As of December 31, 2022, the Adviser had over $7.5 billion in assets under management.

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

As a BDC, the Company may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without the prior approval of its directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser (such directors, “Independent Directors”)), and, in some cases, the prior approval of the SEC. On April 1, 2022, the SEC granted to the Adviser and the Company exemptive relief on which we rely to co-invest with other funds managed by the Adviser in a manner consistent with our investment, objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

The Company has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Under the Administration Agreement, the Administrator performs, or oversee the performance of, the Company’s required administrative services. The Administrator has entered into a sub-administration agreement with U.S. Bancorp Fund Services, LLC (the “Sub-Administrator”), pursuant to which the Administrator has delegated certain administrative functions to the Sub-Administrator. See “Administration Agreement.”

About Redwood Capital Management, LLC

Redwood Capital Management, LLC is an investment management firm focused on investing in credit and other opportunities in stressed and distressed companies. The Adviser was founded in 2000, and is wholly owned by Redwood Capital Management Holdings, LP, a Delaware limited partnership. An entity controlled by Ruben Kliksberg, the Chief Executive Officer and Chief Investment Officer of the Adviser, serves as the general partner of Redwood Capital Management Holdings, LP. Entities controlled by Mr. Kliksberg are the principal owners of the Adviser and its affiliates (collectively, “Redwood”) and accordingly Mr. Kliksberg has ultimate decision-making authority with respect to the Adviser. The Adviser has been registered with the SEC since March 2012, and has its principal place of business at 250 West 55th Street, 26th Floor, New York, NY 10019.

Sean Sauler is the Deputy-CEO and Co-Chief Investment Officer of the Adviser.

Mr. Kliksberg and Mr. Sauler serve as the Company’s Co-Chairmen, Co-Presidents and Co-Portfolio Managers. They have worked at the Adviser for 18 years and 17 years, respectively.

Through its various privately offered investment vehicles, the Adviser focuses on opportunistic credit and other special situation investments across a broad range of industries and geographies. In addition to Mr. Kliksberg and Mr. Sauler, the Adviser’s investment team consists of eleven investment analysts responsible for researching, performing diligence, structuring, sourcing and negotiating investments across the credit spectrum. Each investment analyst focuses on multiple assigned industries and actively follows an extensive list of companies. As a result, the Adviser is able to respond quickly and engage with companies and sponsors across different geographies, issuer sizes and industries. The investment team also consists of two traders that focus on secondary market trading activity. These traders are responsible for screening and sourcing investment opportunities in the secondary market.

The Adviser’s core competency is analyzing leveraged companies that are facing some form of financial stress and/or whose credit quality may be perceived to have a “scratch and dent” and consequently are deemed out of favor by broader market participants. This can be a result of industry issues (such as pricing, lack of demand or technological change), management issues, legal or regulatory issues, among other things.

Competitive Strengths

The Adviser believes that there is currently an opportunity to generate attractive returns for the Company by leveraging the Adviser’s competitive strengths, which include:

Investing in Securities under Stress.

The Adviser believes that there are market opportunities for investors who are willing to invest in securities that are deemed out of favor by broader market participants due to a company-specific or industry-related problem. The Adviser believes that the markets for these types of securities are frequently inefficient because existing holders are often unprepared or ill-equipped to evaluate the impact that business or macro-economic problems will have on the value of their securities. The Adviser believes that this inefficiency creates attractive investment opportunities in both the primary and secondary markets. The Adviser expects the majority of investments in the portfolio will be out of favor.

Opportunity in the Direct Lending Space.

The Adviser believes that many traditional lenders, such as commercial banks and primary syndicators, have reduced their lending to middle-market companies, creating opportunities for non-traditional lenders. Simultaneously, the ability of companies to place loans directly has grown as financial sponsors and large corporations have hired their own capital markets teams, disintermediating traditional investment banks. The Adviser believes that this should allow for direct loans, especially in areas with some level of stress, to be priced inefficiently due to limited capital availability, allowing for attractive risk and return opportunities.

Attractive Provider of Capital.

The Adviser has developed relationships over many years with management teams, financial intermediaries, financial sponsors and other investors and market participants, frequently being shown attractive direct lending opportunities. As traditional lenders have reduced their total lending, the Adviser believes it is a lender of choice due to its (i) experience in negotiating complex transactions, (ii) reputation and past dealings with companies in many industries, (iii) ability to act quickly and (iv) willingness to invest in companies experiencing financial stress.

Macroeconomic Factors.

The Adviser believes that macroeconomic volatility often drives dislocations throughout global financial markets. This volatility includes sovereign debt crises, political elections and other unexpected geopolitical events such as the Russia-Ukraine war. These factors drive highly correlated “risk on” and “risk off” market swings and frequently result in the indiscriminate selling or buying of securities and obligations at prices that the Adviser believes are inconsistent with their intrinsic values. The Adviser has a long track record of investing during periods of macroeconomic stress. Furthermore, the Adviser believes that there are lingering effects from the COVID-19 pandemic on many companies, especially those with significant leverage, which can yield attractive opportunities.

Experienced Investment Team.

The Adviser has a long history of investing in both primary and secondary debt securities through its various investment vehicles. The team has also invested through numerous market cycles and many market crises.

Investment Focus and Process

The Company invests in securities in both the primary and secondary market.

When sourcing loans in the primary market, through direct channels or through syndicates, the Adviser draws upon a robust network of relationships with management teams, financial intermediaries, other investors and market participants that have been cultivated since the Adviser’s inception in 2000. The Adviser’s investment professionals actively diligence investment opportunities in their assigned industries to understand and price risk in the primary markets. The Adviser believes that it has gained a reputation as a reliable and thoughtful partner for stressed companies needing financing.

When the Adviser makes investments in the secondary market, it is focused on securities that it believes have traded down in price, but whose longer-term fundamentals the Adviser believes to be more positive than pricing would indicate. These companies could be experiencing cyclical or secular changes, management issues or product challenges, among other things. The Adviser invests in both private and public companies and from a wide range of industries.

Process.

The Adviser undertakes a comprehensive research and analytical process when evaluating prospective investments. The Adviser relies significantly upon fundamental research, utilizing many different sources of information in its research process, including public SEC financial filings, investment presentations, Wall Street research, business, economic, financial and other publications, trade journals, third-party data services and one-on-one conversations with company management teams, suppliers, customers, end users and industry specialists, as well as lawyers and academic specialists. In addition, the Adviser plans to utilize third-party consultants to provide it with research, including information regarding various markets, industries and companies.

In the research process, the Adviser focuses primarily on the company’s ability to generate cash flow, asset and enterprise value, barriers to entry, investment monetization strategy, management team quality and covenant protections.

Company Cash Flow.

The Adviser places a strong emphasis on fundamental analysis and analyzing the ability of a company to service its debt and decrease its level of leverage through cash flow generation. The Adviser looks at historical and forecasted cash flow in its analysis. The Adviser’s models also evaluate key factors that drive the financial performance of a company.

Asset and Enterprise Value.

The Adviser focuses on companies with significant asset or enterprise value that can provide support for the Company’s investments, particularly in the event of default in which the creditors have the ability to control the business and monetize the company’s assets to minimize losses. The Adviser reviews the value of the assets, both tangible and intangible, and conducts discounted cash flow analyses as well as comparable company analyses.

Barriers to Entry.

The Adviser targets companies it believes have high barriers to entry, such as requiring a large upfront investment, businesses with established and leading market positions within their market, or businesses with valuable long-term contracts. This analysis helps the Adviser determine the future sustainability of a company’s cash flow.

Investment Monetization Strategy.

The Adviser generally invests in companies that it believes will provide the Company with the opportunity to exit the investment in three to five years, including through (i) the repayment of the remaining principal outstanding at maturity, (ii) the recapitalization of the company resulting in the Company’s debt investments being repaid, (iii) the sale of the company, resulting in the repayment of all of its outstanding debt, or (iv) the re-rating of the investment in the secondary trading market to a price that the Adviser believes is attractive to exit.

Management Team Quality.

As part of its diligence process, the Adviser assesses a company’s management team, often by meeting with the team and studying its track record. The Adviser believes that strong management teams can create long-term value and help a company navigate challenging circumstances.

Covenant Protections.

The Adviser generally invests in debt instruments that have strong covenants, in order to minimize the Company’s risk of loss. The Adviser seeks to invest in securities that provide credit protections, including sacred rights, default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, release of collateral, permitted investments and dividends. The Adviser also focuses on taking advantage of call protection, original issue discount and make-wholes to enhance yield.

The Adviser’s investment process is iterative and even after an investment is made, the diligence process continues. In managing the Company’s portfolio, the Adviser monitors each portfolio company to be well-positioned to make hold and exit decisions when credit events occur, collateral becomes overvalued, or opportunities with more attractive risk/reward profiles are identified. Especially in the liquid part of the portfolio, the Adviser is proactive about exiting investments when it believes they are over-valued or the risk/reward is unattractive. In circumstances where a particular investment is underperforming, the Adviser would employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with management to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. The Adviser has extensive experience with financial and operational restructurings that it believes will help preserve the value of the Company’s investments.

Investment Strategies, Criteria and Guidelines

The Company generally invests in the most senior levels of a company’s capital structure, including senior bank debt, senior notes and senior bonds of corporate issuers.

There are many different types of stressed and distressed instruments in which the Company may invest, including, but not limited to, senior bank debt, senior notes, subordinated notes, trade claims, liquidating trusts, and litigation trusts. The Company may also invest in other instruments that, in the Adviser’s view, complement its main strategies, including high yield bank debt and bonds, U.S. or non-U.S., publicly traded or privately issued or negotiated common stocks, preferred stocks, stock warrants and rights, sovereign debt, corporate debt, bonds, notes or other debentures or debt participations, convertible securities, swaps, options (purchased or written), futures contracts, commodities and other derivative instruments, foreign currencies, partnership interests, and other securities or financial instruments including those of investment companies. The Company may also take long or short positions, as it deems appropriate and subject to any client-specific, market or regulatory limitations, in any of the investment instruments noted above.

Geography

As a BDC, the Company maintains at least 70% of its total assets in private U.S. companies in compliance with the applicable provisions of the 1940 Act. To the extent the Adviser invests in non-U.S. companies, it does so in accordance with 1940 Act limitations and only in jurisdictions with established legal frameworks and a history of respecting creditor rights.

Managerial Assistance

As a BDC, the Company offers, and must provide upon request, managerial assistance to its portfolio companies. This assistance could involve monitoring the operations of the Company’s portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Administrator or an affiliate of the Administrator will provide such managerial assistance on the Company’s behalf to portfolio companies that request this assistance. The Company may receive fees for these services and reimburse the Administrator or an affiliate of the Administrator, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by the Board of Directors, including the Independent Directors.

Contribution Transaction

The Company entered into a facility agreement with certain affiliates of the Adviser to acquire our initial portfolio investments by purchasing certain investments owned and held by such private funds prior to the effectiveness of the filing of the Company’s initial registration statement and prior to the Company’s election to be treated as a BDC. The Company purchased such investments by issuing a contingent note to the sellers that was payable upon satisfying certain conditions, namely (i) the Company received aggregate subscriptions of fifty million dollars ($50,000,000) or greater deposited from escrow into its custody account and (ii) the Board of Directors approved the transaction and payment of the note.  Both of those conditions have been satisfied. There are no material differences between the investment process used for analyzing the initial investments and the investment process to be employed by the Adviser on the Company’s behalf going forward.

Investment Advisory Agreement

The Company has entered into the Investment Advisory Agreement with the Adviser under which the Adviser, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of, and provide investment advisory services to, the Company. Under the terms of the Investment Advisory Agreement, the Adviser will continue to:

●	determine the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;

●	identify, evaluate and negotiate the structure of the investments the Company makes;

●	execute, close, service and monitor the investments the Company makes;

●	determine the securities and other assets that the Company purchases, retains or sells;

●	perform due diligence on prospective portfolio companies and their sponsors; and

●	provide the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its assets.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar services, without the prior approval of the Company’s stockholders or the Board of Directors, to other entities so long as the Adviser’s services to the Company are not impaired. The Board of Directors monitors for any potential conflicts that may arise upon such a development.

Investment Advisory Fees

For providing the services described above, the Adviser receives a fee from the Company consisting of two components—a base management fee and an incentive fee.

Base Management Fee

The Base Management Fee is calculated at a quarterly rate equal to 0.375% (i.e., 1.50% annually) of the Company’s Weighted Average Net Asset Value for the quarter; provided that the quarterly base management fee will be decreased to 0.25% (i.e., 1.00% annually) of the value of the Company’s Weighted Average Net Asset Value during any extension of the period in which the Company may complete a listing of shares of the Company’s common stock on a national securities exchange or a merger or other transaction in which investors receive cash or shares of a publicly-listed issuer. “Weighted Average Net Asset Value” means, at the time of any calculation, the weighted average shares outstanding multiplied by the average of the beginning net asset value per share and ending net asset value per share (prior to management and incentive fees) of a period of time.

Incentive Fee

The incentive fee payable under the Investment Advisory Agreement has two parts, as follows:

One part is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance) such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense or amendment fees under any credit facility and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle. The Company pays the Adviser an incentive fee with respect to Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

(1)            No incentive fee in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of one and a half percent (1.50%) per quarter (6.00% annualized);

(2)            One hundred percent (100%) of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Adviser pursuant to the income incentive fee equal fifteen percent (15%) of the Company’s Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. This portion of the Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 1.76%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with 15% of the Company’s Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply; and

(3)            Fifteen percent (15%) of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.76% in any calendar quarter (7.04% annualized).

These calculations will be pro-rated for any period of less than a full calendar quarter and will be adjusted for share issuances or repurchases during the relevant quarter, if applicable.

The following is a graphical representation of the calculation of the quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 15% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

Under GAAP, the Company is required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, the Company considers the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation will not be permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 15% of such amount, less the aggregate amount of actual capital gains related incentive fees paid or accrued in all prior years. If such amount is negative, then there is either no accrual for such year or a reduction in prior accruals for changes in net unrealized capital appreciation and depreciation. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Incentive Fee Cap

No incentive fee will be paid to the Adviser to the extent that, after such payment, the cumulative income-based incentive fees and capital gains-based incentive fees paid to date would be greater than fifteen percent (15%) of the Company’s Cumulative Pre-Incentive Fee Net Income since the date of its election to become a BDC (the “Incentive Fee Cap”). “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the date of the Company’s election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, since the date of the Company’s election to become a BDC. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the income-based incentive fee and the capital gains-based incentive fee as calculated above, then the difference between (a) such amount and (b) the Incentive Fee Cap will not be paid by the Company, and will not be received by the Adviser, either at the end of such relevant period or at the end of any future period.

Examples of Quarterly Incentive Fee Calculation

Assumptions

Hurdle(1) = 1.50%

Base management fee(2) = 0.375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.1375%

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1:

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Pre-Incentive Fee Net Investment Income

(investment income – (base management fee + other expenses)) = 0.7375%

Pre-Incentive Fee Net Investment Income does not exceed hurdle; therefore there is no incentive fee.

Alternative 2:

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.75%

Pre-Incentive Fee Net Investment Income

(investment income – (base management fee + other expenses)) = 2.2375%

Pre-Incentive Fee Net Investment Income exceeds hurdle; therefore there is an incentive fee.

Incentive fee         = 100% x “catch up” + the greater of 0% AND (15% × (Pre-Incentive Fee Net Investment Income – 1.76%)

= 100% x (1.76% – 1.50%) + 15% x (2.2375% – 1.76%)

= 100% x (0.26%) + (15% x 0.4775%)

= 0.26% + 0.071625%

= 0.331625%

Alternative 3:

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.75%

Pre-Incentive Fee Net Investment Income

(investment income – (base management fee + other expenses)) = 3.2375%

Incentive fee         = 100% x “catch up” + the greater of 0% AND (15% × (Pre-Incentive Fee Net Investment Income – 1.76%)

= 100% x (1.76% – 1.50%) + 15% x (3.2375% – 1.76%)

= 100% x (0.26%) + 15% x (1.4775%)

= 0.26% + 0.221625%

= 0.481625%

* The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets.
(1) Represents quarterly hurdle rate.
(2) Represents one-quarter of 1.50% annualized base management fee.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions

Year 1:     $20 million investment made in Company A (“Investment A”) and $30 million investment made in Company B (“Investment B”)

Year 2:     Investment A is sold for $15 million and fair value of Investment B determined to be $29 million

Year 3:     Fair value of Investment B determined to be $27 million

Year 4      Investment B sold for $25 million

The capital gain incentive fee, if any, would be:

Year 1:     None

Year 2:     None (Sales transaction resulted in a realized capital loss on Investment A)

Year 3:     None

Year 4:     None (Sales transaction resulted in a realized capital loss on Investment B)

Each quarterly incentive fee is subject to the Incentive Fee Cap. Below are the necessary adjustments to adhere to the Incentive Fee Cap.

Year 1:     No adjustment.

Year 2:     Investment A sold at a $5 million loss.  Investment B has unrealized capital depreciation of $1 million. Therefore, the Adviser would not be paid on the $6 million of realized losses and unrealized capital depreciation, which would reduce the incentive fee by $900,000.

Year 3:     Investment B has additional unrealized capital depreciation of $2 million. Therefore, the Adviser would not be paid on the $2 million of unrealized capital depreciation, which would reduce the incentive fee by $300,000.

Year 4:     Investment B sold at a $5 million loss. Investment B was previously marked down by $3 million; therefore, the Company would realize a $5 million loss on Investment B and reverse the previous $3 million in unrealized capital depreciation. The net effect would be a realized loss of $2 million. The Adviser would not be paid on the $2 million loss, which would reduce the incentive fee by $300,000.

Alternative 2

Assumptions

Year 1:     $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

Year 2:     Fair value of Investment A determined to be $18 million, fair value of Investment B determined to be $25 million and fair value of Investment C determined to be $25 million

Year 3:     Investment A sold for $18 million.  Fair value of Investment B determined to be $24 million and fair value of Investment C determined to be $25 million

Year 4:      Fair value of Investment B determined to be $22 million.  Investment C sold for $24 million

Year 5:      Investment B sold for $20 million

The Capital Gain Incentive Fee, if any, would be:

Year 1:     None

Year 2:     None

Year 3:     None

Year 4:     None

Year 5:      None

Each quarterly incentive fee is subject to the Incentive Fee Cap. Below are the necessary adjustments to adhere to the Incentive Fee Cap.

Year 1:         No adjustment.

Year 2:         There is total unrealized capital depreciation of $7 million.   The Adviser would not be paid on the $7 million unrealized capital depreciation, which would reduce the incentive fee by $1,050,000.

Year 3:         Investment A sold at a $2 million loss. Investment A was previously marked down by $2 million; therefore, the Company would realize a $2 million loss on Investment A and reverse the previous $2 million in unrealized capital depreciation. Investment B has additional unrealized capital depreciation of $1 million. The net effect would be a loss of $1 million. The Adviser would not be paid on the $1 million loss, which would reduce the incentive fee by $150,000.

Year 4:         Investment B has additional unrealized capital depreciation of $2 million.  Investment C sold at a $1 million realized loss. The Adviser would not be paid on the $3 million of unrealized depreciation and realized losses, which would reduce the incentive fee by $450,000.

Year 5:         Investment B sold at a $10 million loss. Investment B was previously marked down by $8 million; therefore, the Company would realize a $10 million loss on Investment B and reverse the previous $8 million in unrealized capital depreciation. The net effect would be a loss of $2 million. The Adviser would not be paid on the $2 million loss, which would reduce the incentive fee by $300,000.

Alternative 3

Assumptions

Year 1:     $25 million investment made in Company A (“Investment A”) and $20 million investment made in Company B (“Investment B”)

Year 2:     Investment A is sold for $30 million and FMV of Investment B determined to be $21 million

Year 3:     FMV of Investment B determined to be $23 million

Year 4:     Investment B sold for $23 million

The Capital Gain Incentive Fee, if any, would be:

Year 1:     None

Year 2:     $750,000 (15% multiplied $5 million realized capital gains on sale of Investment A)

Year 3:     None

Year 4:     $450,000 (15% multiplied by $8 million realized capital gains on sale of Investment A and Investment B less capital gain incentive fee paid in year 2)

Each quarterly incentive fee is subject to the Incentive Fee Cap. Below are the necessary adjustments to adhere to the Incentive Fee Cap.

Year 1:     No adjustment.

Year 2:     No adjustment.

Year 3:     No adjustment.

Year 4:     No adjustment.

Expenses

The Company’s primary operating expenses include the payment of management and incentive fees to the Adviser under the Investment Advisory Agreement, the Company’s allocable portion of overhead under the Administration Agreement and other operating costs as detailed below. The Company bears all other direct or indirect costs and expenses of its operations and transactions, including:

●	organizational and offering costs in excess of $1.0 million;

●	the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services and software;

●	the cost of effecting sales and repurchases of shares of the Company’s common stock and other securities;

●

fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complementary businesses, whether or not the investment is consummated;

●	expenses incurred by the Adviser in performing due diligence and reviews of investments;

●	research expenses incurred by the Adviser (including subscription fees and other costs and expenses related to Bloomberg Professional Services);

●	amounts incurred by the Adviser in connection with or incidental to acquiring or licensing software and obtaining research;

●	distributions on the Company’s common stock;

●

expenses related to leverage, if any, incurred to finance the Company’s investments, including rating agency fees, interest, preferred stock dividends, obtaining lines of credit, loan commitments and letters of credit for the account of the Company and its related entities;

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

●

complying with FATCA and/or any foreign account reporting regimes and certain regulations and other administrative guidance thereunder, including the Common Reporting Standard issued by the Organization for Economic Cooperation and Development, or similar legislation, regulations or guidance enacted in any other jurisdiction, which seeks to implement tax reporting and/or withholding tax regimes as well as any intergovernmental agreements and other laws of other jurisdictions with similar effect;

●	Independent Directors’ fees and expenses;

●	brokerage fees and commissions;

●	fidelity bond, directors and officers, errors and omissions liability insurance and other insurance premiums;

●	the costs of any reports, proxy statements or other notices to the Company’s stockholders, including printing costs;

●	costs of holding stockholder meetings;

●	litigation, indemnification and other non-recurring or extraordinary expenses;

●

any governmental inquiry, investigation or proceeding to which the Company and/or an investment is a related party or is otherwise involved, including judgments, fines, other awards and settlements paid in connection therewith;

●	other direct costs and expenses of administration and operation, such as printing, mailing, long distance telephone and staff;

●

costs associated with the Company’s reporting and compliance obligations, including under the 1940 Act and applicable federal and state securities laws (including reporting under Sections 13 and 16 under the Exchange Act and anti-money laundering compliance);

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

●

all other expenses incurred by either the Administrator or the Company in connection with administering the Company’s business, including payments under the Administration Agreement that will be based upon the Company’s allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the fees of the Sub-Administrator, rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser’s third-party Order Management System), insurance and the Company’s allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs.

The allocation of expenses by the Adviser between it, the Company and any client and among clients represents a conflict of interest for the Adviser. To address this conflict, the Adviser has adopted and implemented policies and procedures for the allocation of expenses. See “Item 1A. Risk Factors—Company Operations—The Adviser has obligations to its other clients.”

The Adviser has agreed to limit, indefinitely, the amount of Specified Expenses (as defined below) borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company’s aggregate capital commitments (“Capital Commitments”) and (ii) the Company’s net assets, at the time of determination (the “Expense Cap”). Specified Expenses include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting; (ii) printing and mailing expenses; (iii) professional fees, consisting of legal, compliance, tax and audit fees; (iv) treasury and compliance function expenses, including the salary of any internal Redwood resources reimbursed by the Company; (iv) research expenses relating to Bloomberg, expert network services, and investment research subscriptions; (v) Independent Director fees and expenses; (vi) premiums for director and officer and errors and omissions insurance; and (vii) valuation of Company investments. For the avoidance of doubt, Specified Expenses will not include any other expenses of the Company incurred in connection with its operations, including but not limited to, (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other leverage arrangements, (vi) brokerage commissions, expenses related to litigation and potential litigation, and extraordinary expenses not incurred in the ordinary course of the Company’s business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors. The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap of such prior year end, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. For the Company’s first year of operations, the Specified Expenses will be annualized and to the extent such annualized Specified Expenses exceed the Expense Cap for such period on an annualized basis, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. Such waivers are not subject to future reimbursement by the Company.

Initial Approval

At a meeting held on February 28, 2022, the Board of Directors voted to approve the Investment Advisory Agreement for an initial term of two years commencing upon the Company’s election to be treated as a BDC under the 1940 Act. In reaching a decision to approve the Investment Advisory Agreement, the Board of Directors reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of services to be provided to the Company by the Adviser;

•	the relative investment performance of other entities managed by the Adviser;

•	the fees paid by other comparable business development companies; and

•	various other matters.

Based on the information reviewed and the considerations detailed above, the Board of Directors, including all of the Independent Directors, approved the Investment Advisory Agreement.

The Company’s sole stockholder also approved the Investment Advisory Agreement on March 31, 2022.

Amended and Restated Investment Advisory Agreement

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement continues to be in effect for an initial term of two years and then from year to year thereafter if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Independent Directors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of the Company’s outstanding voting securities, by vote, may also terminate the Investment Advisory Agreement without penalty.

Staffing

The Company does not currently have any employees. Our day-to-day investment operations are managed by the Adviser.

Administration Agreement

The Company has entered into the Administration Agreement with the Administrator pursuant to which the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services. Under the Administration Agreement, the Administrator will perform or will oversee the performance of, the Company’s required administrative services, which will include, among other activities, being responsible for the financial records the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Administrator will assist the Company in determining and publishing its net asset value, will oversee the preparation and filing of the Company’s tax returns and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to it by others. The Administrator has entered into a sub-administration agreement with the Sub-Administrator, pursuant to which the Administrator will delegate certain administrative functions to the Sub-Administrator. For providing these services, facilities and personnel, the Company may reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including fees of the Sub-Administrator, rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser’s third-party Order Management System), insurance and the Company’s allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator also will offer on the Company’s behalf managerial assistance to portfolio companies to which the Company will be required to offer such assistance. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator.

Duration and Termination

Unless terminated earlier as described below, the Administration Agreement will continue in effect for an initial term of two years from its effective date. Thereafter, it will remain in effect if approved annually by the Board of Directors, or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the Independent Directors. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

Indemnification and Exculpation

The Investment Advisory Agreement and the Administration Agreement provide that, absent willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations, the Adviser and the Administrator and their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with them (the “Indemnified Parties”) are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s and the Administrator’s services under the Investment Advisory Agreement or Administration Agreement or otherwise as investment adviser or administrator of the Company. Under the Investment Advisory Agreement, the Indemnified Parties shall not be indemnified for any losses, liabilities or expenses arising from or out of an alleged violation of federal or state securities laws by such party unless one or more of the following conditions are met: (a) there has been a successful adjudication on the merits of each count involving alleged material securities law violations as to the Indemnified Party; (b) such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to the Indemnified Party; or (c) a court of competent jurisdiction approves a settlement of the claims against the Indemnified Party and finds that indemnification of the settlement and the related costs should be made, and the court considering the request for indemnification has been advised of the position of the SEC and of the published position of any state securities regulatory authority in which the Company’s securities were offered or sold as to indemnification for violations of securities laws.

Regulation as a Business Development Company

General

The Company has elected to be regulated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to certain transactions between a BDC and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. The 1940 Act also requires that a majority of the Company’s directors be Independent Directors. In addition, the 1940 Act provides that the Company may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless that change is approved by holders of at least a majority of the Company’s outstanding voting securities. Under the 1940 Act, the vote of holders of at least a “majority of outstanding voting securities” means the vote of the holders of the lesser of: (a) 67% or more of the outstanding shares of the Company’s voting securities present at a meeting or represented by proxy if holders of more than 50% of the shares of the Company’s voting securities are present or represented by proxy or (b) more than 50% of the outstanding shares of the Company’s voting securities.

None of these policies, or any of the Company’s other policies described herein, is fundamental and each may be changed without stockholder approval.

Qualifying Assets

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) below. Thus, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to the Company’s business are the following:

(1)

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

(i)	does not have any class of securities that is traded on a national securities exchange;

(ii)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii)	is controlled by a BDC or a group of companies including a BDC, and the BDC has an affiliated person who is a director of the eligible portfolio company; or

(iv)	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any eligible portfolio company which the Company controls.

(3)

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment.

The Company looks through its subsidiaries, if any, to the underlying holdings (considered together with portfolio assets held outside of its subsidiaries) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator may provide such significant managerial assistance on the Company’s behalf to portfolio companies that request such assistance. The Company may receive fees for these services.

Temporary Investments

Pending investment in other types of qualifying assets, the Company’s investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as “temporary investments,” so that 70% of the Company’s assets are qualifying assets. The Company may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. However, if more than 25% of the Company’s gross assets constitute repurchase agreements from a single counterparty, the Company would not meet the diversification tests in order to qualify as a RIC. Thus, the Company does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which the Company enters into repurchase agreement transactions.

Indebtedness and Senior Securities

The Company’s sole initial stockholder has approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the Company is permitted, under specified conditions and subject to certain disclosure requirements, to issue multiple classes of indebtedness and one class of stock senior to its common stock if the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, the Company may be prohibited from making any distribution to its stockholders or the repurchase of such securities or shares unless the Company meets the applicable asset coverage requirement at the time of the distribution or repurchase. In addition, the Company may borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes without regard to asset coverage.

Co-Investments

The Company is prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, five percent or more of the Company’s outstanding voting securities will be its affiliate for purposes of the 1940 Act, and the Company generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The Company considers the Adviser and its affiliates to be its affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same portfolio company, without prior approval of the Independent Directors and, in some cases, the SEC. The Company is prohibited from buying or selling any security from or to, among others, any person who owns more than 25% of the Company’s voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

The Company may, however, invest alongside the Adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, the Company may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting the Company and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Adviser, acting on the Company’s behalf and on behalf of its other clients, negotiates no term other than price. The Company may also invest alongside the Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the Adviser’s allocation policy. Under this allocation policy, if an investment opportunity is appropriate for the Company and another account, the Adviser will seek to allocate such investment opportunities in good faith in a manner that is fair and equitable over time. Any such allocation takes into account, among other things, (1) whether the risk-return profile of the proposed investment is consistent with an account’s objectives; (2) the potential for the proposed investment to create an imbalance in an account’s collateral portfolio; (3) the liquidity requirements of an account; (4) potentially adverse tax consequences; (5) legal, contractual or regulatory restrictions that would or could limit an account’s ability to participate in a proposed investment; (6) the need to re-size risk in an account’s portfolio; and (7) minimum or maximum investment size requirements.

On April 1, 2022, the SEC granted to the Adviser and the Company exemptive relief on which we expect to rely to co-invest with other funds managed by the Adviser in a manner consistent with our investment, objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Code of Ethics

The Company and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. These codes of ethics generally do not permit investments by the Company’s and the Adviser’s personnel in securities that may be purchased or sold by the Company.

Compliance Policies and Procedures

The Company and the Adviser have each adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Other

The Company will be periodically examined by the SEC for compliance with the 1940 Act.

The Company is required by 1940 Act to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, the Company is prohibited from protecting any director or officer against any liability to the Company or its stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements will affect the Company. For example:

•

Pursuant to Rule 13a-14 under the Exchange Act, the Company’s principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in the Company’s periodic reports;

•	Pursuant to Item 307 under Regulation S-K, the Company’s periodic reports must disclose the Company’s conclusions about the effectiveness of the Company’s disclosure controls and procedures;

P
•

Pursuant to Rule 13a-15 under the Exchange Act, beginning with the Company’s fiscal year ending December 31, 2023, Company management must prepare an annual report regarding its assessment of the Company’s internal control over financial reporting; and

•

Pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, the Company’s periodic reports must disclose whether there were significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

The Sarbanes-Oxley Act requires the Company to review its policies and procedures to determine whether the Company complies with the Sarbanes-Oxley Act and the regulations promulgated under such act. The Company will monitor its compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that the Company complies with that act in the future.

JOBS Act

The Company is and expects to remain an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

•	The last day of the Company’s fiscal year in which the fifth anniversary of an IPO, if any, of shares of the Company’s common stock occurs;

•	The last day of the fiscal year in which the Company’s annual gross revenue first exceeds $1.235 billion;

•	The date on which the Company has, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•

The last day of a fiscal year in which the Company (a) has an aggregate worldwide market value of its common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of the Company’s most recently completed second fiscal quarter and (b) has been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company intends to make an irrevocable election not to take advantage of this exemption from new or revised accounting standards. The Company therefore is subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Proxy Voting Policies and Procedures

The Company has delegated its proxy voting responsibility to the Adviser. The proxy voting policies and procedures of the Adviser are set forth below. These guidelines are reviewed periodically by the Adviser and the Independent Directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act solely in the best interests of its clients, including the Company. As part of this duty, the Adviser recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.

The Adviser’s policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser will vote proxies relating to the Company’s portfolio securities in what it perceives to be the best interest of the Company’s stockholders. The Adviser will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by the Company. Although the Adviser will generally vote against proposals that may have a negative impact on the Company’s portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.

There may be occasions where the voting of proxies may present an actual or perceived conflict of interest between the Adviser and its clients. The Adviser will not vote proxies contrary to the best interest of its clients due to business or personal relationships with an issuer’s management, participants in proxy contests, corporate directors or candidates for corporate directorships, or where the Adviser or an employee may have a personal interest in the outcome of a particular matter before shareholders. When there exists an actual or potential conflict of interest, the Adviser addresses these conflicts or appearances of conflicts by ensuring that proxies are voted in accordance with the recommendations made by a third-party. Where conflicts of interest may be present, the Adviser will disclose such conflicts to the Company, including the Independent Directors, and may request guidance from the Company on how to vote such proxies.

Stockholders may obtain information regarding how the Adviser voted proxies with respect to the Company’s portfolio securities free of charge by making a written request for proxy voting information to: c/o Redwood Capital Management, LLC, Chief Compliance Officer, 250 West 55th Street, 26th Floor, New York, NY 10019.

Privacy Principles

The Company endeavors to maintain the privacy of its stockholders and to safeguard their non-public personal information. The following information is provided to help stockholders understand what non-public personal information the Company collects, how the Company protects that information and why, in certain cases, the Company may share that information with select other parties.

The Company collects non-public personal information about stockholders from the Subscription Agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with the Company and its affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. The Company may disclose the non-public personal information that it collects from stockholders or former stockholders, as described above, to its affiliates and service providers and as allowed by applicable law or regulation. Any party that receives this information from the Company is permitted to use it only for the services required by the Company and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. The Company permits access only by authorized personnel who need access to that non-public personal information to provide services to the Company and its stockholders. The Company also maintains physical, electronic and procedural safeguards for non-public personal information that are designed to comply with applicable law.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to the Company, to its qualification and taxation as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and to the acquisition, ownership, and disposition of shares of the Company’s common stock. This summary applies only to beneficial owners that acquire shares of the Company’s common stock in this initial offering at the offering price.

This discussion does not purport to be a complete description of all of the tax considerations applicable to the Company or its stockholders. In particular, this discussion does not address certain considerations that may be relevant to certain types of stockholders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, stockholders that are treated as partnerships for U.S. federal income tax purposes, dealers in securities, traders in securities that elect to use a mark-to-market method of accounting for securities holdings, pension plans and trusts, financial institutions, real estate investment trusts, other RICs, tax exempt organizations, banks and other financial institutions, U.S. stockholders whose functional currency is not the U.S. dollar, non-U.S. stockholders (as defined below) engaged in a trade or business in the United States or entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as residents of the United States, “controlled foreign corporations,” “passive foreign investment companies,” and persons that will hold the Company’s common stock as a position in a “straddle,” “hedge,” or as part of a “constructive sale” for U.S. federal income tax purposes or to the owners or partners of a stockholder. This summary is limited to stockholders that hold the Company’s common stock as capital assets (within the meaning of the Code) and does not address owners of a stockholder. This discussion is based upon the Code, its legislative history, existing and proposed U.S. Treasury regulations, and published rulings and court decisions, each as of the date of this prospectus and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. The Company has not sought, and will not seek, any ruling from the U.S. Internal Revenue Service (the “IRS”) regarding any matter discussed herein, and this discussion is not binding on the IRS. Accordingly, there can be no assurance that the IRS would not assert, and that a court would not sustain, a position contrary to any of the tax consequences discussed herein. This discussion does not discuss any aspects of U.S. estate or gift tax or non-U.S., state or local tax laws nor does it discuss the special treatment under U.S. federal income tax laws that could result if the Company invests in tax-exempt securities or certain other investment assets. For purposes of this discussion, a “U.S. stockholder” generally is a beneficial owner of the Company’s common stock that is for U.S. federal income tax purposes:

•	an individual who is a citizen or resident of the United States;

•

a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, or the District of Columbia;

•

a trust, if a court within the United States has primary supervision over its administration and one or more U.S. persons (as defined in the Code) have the authority to control all of its substantial decisions, or if the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes; or

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For purposes of this discussion, a “non-U.S. stockholder” is a beneficial owner of the Company’s common stock that is not a U.S. stockholder.

Tax matters are complicated and the tax consequences to a stockholder of an investment in the Company’s common stock will depend on the facts of the stockholder’s particular situation. Stockholders are strongly encouraged to consult their own tax advisor regarding the U.S. federal income tax consequences of the acquisition, ownership, and disposition of the Company’s common stock, as well as the effect of state, local and foreign tax laws, and the effect of any possible changes in tax laws.

Election to be Taxed as a RIC

The Company has elected to be treated and intends to operate in a manner so as to continuously qualify annually thereafter as a RIC under Subchapter M of the Code. As a RIC, the Company does not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company timely distributes (or is deemed to timely distribute) to its stockholders as dividends. Instead, dividends the Company distributes (or is deemed to timely distribute) generally will be taxable to stockholders, and any net operating losses, foreign tax credits and most other tax attributes generally will not pass through to stockholders. The Company is subject to U.S. federal corporate level income tax on any undistributed income and gains. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, the Company must distribute to its stockholders, for each taxable year, at least 90% of its investment company taxable income (which generally is the Company’s net ordinary taxable income and realized net short term capital gains in excess of realized net long term capital losses, determined without regard to the dividends paid deduction) (the “Annual Distribution Requirement”) for any taxable year. The following discussion assumes that the Company qualifies as a RIC.

Taxation as a Regulated Investment Company

If the Company (1) qualifies as a RIC and (2) satisfies the Annual Distribution Requirement, then the Company will not be subject to U.S. federal income tax on the portion of its investment company taxable income and net capital gain (i.e., realized net long-term capital gain in excess of realized net short-term capital loss) that the Company timely distributes (or is deemed to timely distribute) to stockholders. The Company is subject to U.S. federal income tax at the regular corporate rate on any of its income or capital gains not distributed (or deemed distributed) to its stockholders.

If the Company fails to satisfy the Excise Tax Distribution Requirements, the Company will be subject to a 4% nondeductible federal excise tax on the portion of the undistributed amounts of that income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the taxable year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company currently intends to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.

To qualify as a RIC for U.S. federal income tax purposes, the Company generally must, among other things:

(1)	Elect to be treated as a BDC under the 1940 Act at all times during each taxable year;

(2)

derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock, securities, foreign currencies, or other income (including certain deemed inclusions) derived with respect to the Company’s business of investing in that stock, securities, foreign currencies or other income, or (b) net income derived from an interest in a qualified publicly traded partnership (“QPTP”) (collectively, the “90% Gross Income Test”); and

(3)	diversify its holdings so that at the end of each quarter of the taxable year:

(a)

at least 50% of the value of its assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities that, with respect to any issuer do not represent more than 5% of the value of the Company’s assets or more than 10% of the outstanding voting securities of that issuer; and

(b)

no more than 25% of the value of its assets is invested in the securities, other than U.S. government securities or securities of other RICs, of (i) one issuer, (ii) two or more issuers that are controlled, as determined under the Code, by the Company and that are engaged in the same or similar or related trades or businesses, or (iii) one or more QPTPs (collectively, the “Diversification Tests”).

The Company has an “opt-out” dividend reinvestment plan (“DRIP”). The tax consequences to stockholders of participating in the DRIP are discussed below – See “Taxation of U.S. Stockholders.”

Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The IRS has issued private rulings indicating that this rule will apply even if the issuer limits the total amount of cash that may be distributed, provided that the limitation does not cause the cash to be less than 20% of the total distribution. The Company generally intends to pay distributions in cash to stockholders who have “opted out” of the Company’s dividend reinvestment plan.  However, the Company reserves the right, in its sole discretion from time to time (and, so long as the Company is not a publicly offered registered investment company, as discussed below, subject to the receipt of a private letter ruling from the IRS), to limit the total amount of cash distributed to as little as 20% of the total distribution depending on, among other factors, the Company’s cash balances.  In such a case, each stockholder receiving cash would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock, even if the stockholder had “opted out” of the Company’s dividend reinvestment plan. In no event will any stockholder that has “opted out” of the dividend reinvestment plan receive less than 20% of his or her entire distribution in cash. For U.S. federal income tax purposes, the amount of a dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

The Company may have investments that require income to be included in investment company taxable income in a year prior to the year in which the Company actually receives a corresponding amount of cash in respect of that income. For example, if the Company holds corporate stock with respect to which Section 305 of the Code requires inclusion in income of amounts of deemed dividends even if no cash distribution is made, the Company must include in its taxable income in each year the full amount of its applicable share of the Company’s allocable share of these deemed dividends. Additionally, if the Company holds debt obligations that are treated under applicable U.S. federal income tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), the Company must include in its taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether the Company receives cash representing that income in the same taxable year. The Company may also have to include in its taxable income other amounts that the Company has not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation, such as warrants or stock.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If the Company’s deductible expenses in a given year exceed its investment company taxable income, the Company will have a net operating loss for that year. A RIC is not able to offset its investment taxable income with net operating losses on either a carryforward or carryback basis, and net operating losses generally will not pass through to stockholders. In addition, expenses may be used only to offset investment company taxable income, and may not be used to offset net capital gain. A RIC may not use any net capital losses (i.e., realized capital losses in excess of realized capital gains) to offset its investment company taxable income, but may carry forward those losses, and use them to offset future capital gains, indefinitely. Further, a RIC’s deduction of net business interest expense is limited to 30% of its “adjusted taxable income” plus “floor plan financing interest expense.” It is not expected that any portion of any underwriting or similar fee will be deductible for U.S. federal income tax purposes to the Company or the stockholders. Due to these limits on the deductibility of expenses, net capital losses and business interest expenses, the Company may, for U.S. federal income tax purposes, have aggregate taxable income for several years that the Company is required to distribute and that is taxable to stockholders even if this income is greater than the aggregate net income the Company actually earned during those years.

In order to enable the Company to make distributions to stockholders that will be sufficient to enable the Company to satisfy the Annual Distribution Requirement or the Excise Tax Distribution Requirements in the event that the circumstances described in the preceding two paragraphs apply, the Company may need to liquidate or sell some of its assets at times or at prices that the Company would not consider advantageous, the Company may need to raise additional equity or debt capital, the Company may need to take out loans, or the Company may need to forego new investment opportunities or otherwise take actions that are disadvantageous to the Company’s business (or be unable to take actions that are advantageous to its business). Even if the Company is authorized to borrow and to sell assets in order to satisfy the Annual Distribution Requirement or the Excise Tax Distribution Requirements, under the 1940 Act, the Company generally is not permitted to make distributions to its stockholders while the Company’s debt obligations and senior securities are outstanding unless certain “asset coverage” tests or other financial covenants are met. If the Company is unable to obtain cash from other sources to enable the Company to satisfy the Annual Distribution Requirement, the Company may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes). Although the Company expects to operate in a manner so as to qualify continuously as a RIC, the Company may decide in the future to be taxed as a “C” corporation, even if the Company would otherwise qualify as a RIC, if the Company determines that such treatment as a C corporation for a particular year would be in the Company’s best interest. If the Company is unable to obtain cash from other sources to enable the Company to satisfy the Excise Tax Distribution Requirements, the Company may be subject to an additional tax. However, no assurances can be given that the Company will not be subject to the excise tax and the Company may choose in certain circumstances to pay the excise tax as opposed to making an additional distribution.

For the purpose of determining whether the Company satisfies the 90% Gross Income Test and the Diversification Tests, the character of the Company’s distributive share of items of income, gain, losses, deductions and credits derived through any investments in companies that are treated as partnerships for U.S. federal income tax purposes (other than certain publicly traded partnerships), or are otherwise treated as disregarded from the Company for U.S. federal income tax purposes, generally are determined as if the Company realized these tax items directly. Further, for purposes of calculating the value of the Company’s investment in the securities of an issuer for purposes of determining the 25% requirement of the Diversification Tests, the Company’s proper proportion of any investment in the securities of that issuer that are held by a member of the Company’s “controlled group” must be aggregated with the Company’s investment in that issuer. A controlled group is one or more chains of corporations connected through stock ownership with the Company if (a) at least 20% of the total combined voting power of all classes of voting stock of each of the corporations is owned directly by one or more of the other corporations, and (b) the Company directly owns at least 20% or more of the combined voting stock of at least one of the other corporations.

The Company does not expect to be treated as a “publicly offered regulated investment company.” Unless and until the Company is treated as a “publicly offered regulated investment company” as a result of (1) the Company’s shares collectively being held by at least 500 persons at all times during a taxable year, (2) the Company’s shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act of 1933 (the “Securities Act”)) or (3) the Company’s shares being regularly traded on an established securities market, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Company in the amount of that U.S. stockholder’s allocable share of the management and incentive fees paid to the Adviser and certain of the Company’s other expenses for the calendar year, a non-corporate U.S. stockholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by the U.S. shareholder (and beginning in 2026, will be deductible to the U.S. stockholder only to the extent they exceed 2% of the U.S. stockholder’s adjusted gross income, and will not be deductible for alternative minimum tax purposes). In addition, if the Company is not treated as a “publicly offered regulated investment company,” the Company will not be able to deduct certain “preferential dividends.” U.S. stockholders should consult their own tax advisor as to the deductibility of any management and incentive fees allocated to the U.S. stockholder.

Failure to Qualify as a RIC

If the Company, otherwise qualifying as a RIC, fails to satisfy the 90% Gross Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, the Company may continue to be taxed as a RIC for the relevant taxable year if certain relief provisions of the Code apply (which might, among other things, require the Company to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If the Company fails to qualify as a RIC for more than two consecutive taxable years and then seeks to re-qualify as a RIC, the Company would generally be required to recognize gain to the extent of any unrealized appreciation in its assets unless the Company elects to pay U.S. corporate income tax on any of that unrealized appreciation during the succeeding 5-year period.

If the Company fails to qualify for treatment as a RIC in any taxable year and is not eligible for the relief provisions, the Company would be subject to U.S. federal income tax on all of its taxable income at the regular corporate U.S. federal income tax rate, and would be subject to any applicable state and local taxes, regardless of whether the Company makes any distributions to the holders of its common stock. Additionally, the Company would not be able to deduct distributions to its stockholders, nor would distributions to the holders of the Company’s common stock be required to be made for U.S. federal income tax purposes. Any distributions the Company makes generally would be taxable to stockholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the current maximum rate applicable to qualifying dividend income of individuals and other non-corporate U.S. stockholders, to the extent of the Company’s current or accumulated earnings and profits. Subject to certain limitations under the Code, U.S. stockholders of its common stock that are corporations for U.S. federal income tax purposes would be eligible for the dividends-received deduction. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis in its shares of the Company’s common stock, and any remaining distributions would be treated as capital gain.

The remainder of this discussion assumes that the Company will continuously qualify as a RIC for each taxable year.

The Company’s Investments—General

Certain of the Company’s investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause it to recognize income or gain without receipt of a corresponding cash payment, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be qualifying income for purposes of the 90% Gross Income Test. The Company intends to monitor its transactions and may make certain tax elections in order to mitigate the effects of these provisions; however, no assurance can be given that the Company will be eligible for any such tax elections or that any elections it makes will fully mitigate the effects of these provisions.

Gain or loss recognized by the Company from securities and other financial assets acquired by the Company, as well as any loss attributable to the lapse of options, warrants, or other financial assets taxed as options generally will be treated as capital gain or loss. The gain or loss generally will be long-term or short-term depending on how long the Company held a particular security or other financial asset. However, gain on the lapse of an option issued by the Company is treated as short-term capital gain.

A portfolio company in which the Company invests may face financial difficulties that require the Company to work-out, modify or otherwise restructure its investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, cause the Company to recognize taxable income without a corresponding receipt of cash, which could affect its ability to satisfy the Annual Distribution Requirement or the Excise Tax Distribution Requirements or result in unusable capital losses and future non-cash income. Any such transaction could also result in the Company receiving assets that give rise to non-qualifying income for purposes of the 90% Gross Income Test.

The Company’s investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. Stockholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by the Company.

If the Company purchases shares in a PFIC, the Company may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, the shares even if the Company distributes the income as a taxable dividend to the holders of its common stock. Additional charges in the nature of interest generally will be imposed on the Company in respect of deferred taxes arising from any such excess distribution or gain. If the Company invests in a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, the Company will be required to include in gross income each year a portion of the ordinary earnings and net capital gain of the QEF, even if that income is not distributed by the QEF. Any inclusions in the Company’s gross income resulting from the QEF election will be considered qualifying income for purposes of the 90% Gross Income Test. Alternatively, the Company may elect to mark-to-market at the end of each taxable year its shares in such PFIC, in which case, the Company will recognize as ordinary income any increase in the value of the shares, and as ordinary loss any decrease in the value to the extent it does not exceed prior increases included in its income. The Company’s ability to make either election will depend on factors beyond the Company’s control and is subject to restrictions which may limit the availability of the benefit of these elections. Under either election, the Company may be required to recognize in any year income in excess of its distributions from PFICs and its proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether the Company satisfies the Excise Tax Distribution Requirements.

Some of the income and fees that the Company recognizes, such as management fees, may not satisfy the 90% Gross Income Test. In order to ensure that this income and fees do not disqualify the Company as a RIC, the Company may be required to recognize the income or fees through one or more entities treated as corporations for U.S. federal income tax purposes. While we expect that recognizing this income through corporations will assist the Company in satisfying the 90% Gross Income Test, no assurance can be given that this structure will be respected for U.S. federal income tax purposes, which could result in such income not being counted towards satisfying the 90% Gross Income Test. If the amount of such income were too great and the Company were otherwise unable to mitigate this effect, it could result in the Company’s disqualification as a RIC. If, as expected, the structure is respected, the corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce the yield on such income and fees for the Company.

The Company’s functional currency is the U.S. dollar for U.S. federal income tax purposes. Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time the Company accrues income, expenses or other liabilities denominated in a currency other than the U.S. dollar and the time it actually collects the income or pays the expenses or liabilities may be treated as ordinary income or loss. Similarly, gains or losses on foreign currency forward contracts, the disposition of debt denominated in a foreign currency and other financial transactions denominated in foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, may also be treated as ordinary income or loss by the Company.

Taxation of U.S. Stockholders

The following summary generally describes certain material U.S. federal income tax consequences of any investment in the Company’s common stock beneficially owned by U.S. stockholders (as defined above). If you are not a U.S. stockholder this section does not apply to you. Whether an investment in shares of the Company’s common stock is appropriate for a U.S. stockholder will depend upon that person’s particular circumstances. An investment in the Company’s common stock by a U.S. stockholder may have adverse tax consequences. U.S. stockholders should consult their own tax advisor about the U.S. tax consequences of investing in the Company’s common stock.

The Company will ordinarily declare and pay dividends from its net investment income and distribute net realized capital gains, if any, once a year. The Company, however, may make distributions on a more frequent basis to comply with the distribution requirements of the Code, in all events in a manner consistent with the provisions of the 1940 Act.

Distributions by the Company generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of the Company’s investment company taxable income, determined without regard to the deduction for dividends paid, will be taxable as ordinary income to U.S. stockholders to the extent of the Company’s current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent the distributions the Company pays to non-corporate U.S. stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, the distributions (“Qualifying Dividends”) generally are taxable to U.S. stockholders at the preferential rates applicable to long-term capital gains. However, the Company anticipates that its distributions generally will not be attributable to dividends and, therefore, generally will not qualify for the preferential rates applicable to Qualifying Dividends or the dividends received deduction available to corporations under the Code. Distributions of the Company’s net capital gains (which are generally the Company’s realized net long-term capital gains in excess of realized net short-term capital losses) that are properly reported by the Company as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains that are currently taxable at reduced rates in the case of non-corporate taxpayers, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of the Company’s earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in the U.S. stockholder’s common stock and, after the adjusted tax basis is reduced to zero, will “constitute capital gains” to the U.S. stockholder.

A portion of the Company’s ordinary income dividends paid to corporate U.S. stockholders may, if certain conditions are met, qualify for the 50% dividends-received deduction to the extent that the Company has received dividends from certain corporations during the taxable year, but only to the extent these ordinary income dividends are treated as paid out of earnings and profits of the Company. The Company expects only a small portion of the Company’s dividends to qualify for this deduction. A corporate U.S. stockholders may be required to reduce its basis in its common stock with respect to certain “extraordinary dividends,” as defined in Section 1059 of the Code. Corporate U.S. stockholders should consult their own tax advisor in determining the application of these rules in their particular circumstances.

U.S. Stockholders who have not opted-out of the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions. Any dividends or distributions reinvested under the plan will nevertheless remain taxable to U.S. stockholders. A U.S. stockholder will have an adjusted basis in the additional common stock purchased through the plan equal to the dollar amount that would have been received if the U.S. stockholder had received the dividend or distribution in cash, unless the Company were to issue new shares that are trading at or above net asset value, in which case, the U.S. stockholder’s basis in the new shares would generally be equal to their fair market value. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

The Company may elect to retain its net capital gain or a portion thereof for investment and be taxed at corporate-level tax rates on the amount retained, and therefore designate the retained amount as a “deemed dividend.” In this case, the Company may report the retained amount as undistributed capital gains to its U.S. stockholders, who will be treated as if each U.S. stockholder received a distribution of its pro rata share of this gain, with the result that each U.S. stockholder will (i) be required to report its pro rata share of this gain on its tax return as long-term capital gain, (ii) receive a refundable tax credit for its pro rata share of tax paid by the Company on the gain, and (iii) increase the tax basis for its shares of common stock by an amount equal to the deemed distribution less the tax credit. In order to utilize the deemed distribution approach, the Company must provide written notice to its stockholders prior to the expiration of 60 days after the close of the relevant taxable year. The Company cannot treat any of its investment company taxable income as a “deemed distribution.”

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gains dividends paid for that year, the Company may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If the Company makes such an election, a U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by the Company in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by the Company’s stockholders on December 31st of the year in which the dividend was declared.

If a U.S. stockholder purchases shares of the Company’s common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the U.S. stockholder will be subject to tax on the distribution even though it economically represents a return of its investment.

A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder redeems, sells or otherwise disposes of the stockholder’s shares of the Company’s common stock. The amount of gain or loss will be measured by the difference between a U.S. stockholder’s adjusted tax basis in the common stock sold, redeemed or otherwise disposed of and the amount of the proceeds received in exchange. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, the gain or loss will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of the Company’s common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to those shares. In addition, all or a portion of any loss recognized upon a disposition of shares of the Company’s common stock may be disallowed if substantially identical stock or securities are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such case, any disallowed loss is generally added to the U.S. stockholder’s adjusted tax basis of the acquired stock.

In general, U.S. stockholders that are individuals, trusts or estates are taxed at preferential rates on their net capital gain. Those rates are lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on both net capital gain and ordinary income at the same maximum rate. A non-corporate U.S. stockholder with net capital losses for a year (i.e., capital loss in excess of capital gain) generally may deduct up to $3,000 of those losses against its ordinary income each year; any net capital losses of a non-corporate U.S. stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate U.S. stockholders generally may not deduct any net capital losses for a year, but may carry back those losses for three years or carry forward those losses for five years.

The Company will send to each of its U.S. stockholders, after the end of each calendar year, a notice providing, on a per share and per distribution basis, the amounts includible in the U.S. stockholder’s taxable income for the applicable year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the preferential rates applicable to long-term capital gains). Dividends paid by the Company generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to Qualifying Dividends because the Company’s income generally will not consist of dividends. Distributions by the Company out of current or accumulated earnings and profits generally also will not be eligible for the 20% pass through deduction under Section 199A of the Code, although under recently proposed regulations qualified REIT dividends earned by the Company may qualify for the deduction under Section 199A of the Code. Distributions may also be subject to additional state, local and non-U.S. taxes depending on a U.S. stockholder’s particular situation.

Tax Shelter Reporting Regulations

If a U.S. stockholder recognizes a loss with respect to common stock of the Company in excess of $2 million or more for a non-corporate U.S. stockholder or $10 million or more for a corporate U.S. stockholder in any single taxable year, the stockholder must file with the IRS a disclosure statement on Form 8886. Direct investors of portfolio securities in many cases are excepted from this reporting requirement, but, under current guidance, equity owners of a RIC are not excepted. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have similar reporting requirements. U.S. Stockholders should consult their tax advisor to determine the applicability of these regulations in light of their individual circumstances.

Net Investment Income Tax

An additional 3.8% surtax applies to the net investment income of non-corporate U.S. stockholders (other than certain trusts) on the lesser of (i) the U.S. stockholder’s “net investment income” for a taxable year and (ii) the excess of the U.S. stockholder’s modified adjusted gross income for the taxable year over $200,000 ($250,000 in the case of joint filers). For these purposes, “net investment income” generally includes interest and taxable distributions and deemed distributions paid with respect to shares of common stock, and net gain attributable to the disposition of common stock (in each case, unless the shares of common stock are held in connection with certain trades or businesses), but will be reduced by any deductions properly allocable to these distributions or this net gain.

Taxation of non-U.S. stockholders

The following discussion applies only to persons that are non-U.S. stockholders. If you are not a non-U.S. stockholder this section does not apply to you. Whether an investment in shares of the Company’s common stock is appropriate for a non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in shares of the Company’s common stock by a non-U.S. stockholder may have adverse tax consequences and, accordingly, may not be appropriate for a non-U.S. stockholder. Non-U.S. stockholders should consult their own tax advisor before investing in the Company’s common stock.

Distributions on, and the Sale or Other Disposition of, the Company’s Common Stock

Distributions by the Company to non-U.S. stockholders generally will be subject to U.S. withholding tax (unless lowered or eliminated by an applicable income tax treaty) to the extent payable from the Company’s current and accumulated earnings and profits.

Actual or deemed distributions of the Company’s net capital gain to a non-U.S. stockholder, and gains recognized by a non-U.S. stockholder upon the sale of the Company’s common stock, will not be subject to withholding of U.S. federal income tax and generally will not be subject to U.S. federal income tax unless (a) the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. stockholder in the United States (as discussed above) or (b) the non-U.S. stockholder is an individual, has been present in the United States for 183 days or more during the taxable year, and certain other conditions are satisfied. For a corporate non-U.S. stockholder, distributions (both actual and deemed), and gains recognized upon the sale of the Company’s common stock that are effectively connected with a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” (unless lowered or eliminated by an applicable income tax treaty). Non-U.S. stockholders of the Company’s common stock are encouraged to consult their own advisor as to the applicability of an income tax treaty in their individual circumstances.

In general, no U.S. source withholding taxes will be imposed on dividends paid by RICs to non-U.S. stockholders to the extent the dividends are designated as “interest related dividends” or “short term capital gain dividends.” Under this exemption, interest related dividends and short-term capital gain dividends generally represent distributions of interest or short term capital gain that would not have been subject to U.S. withholding tax at the source if they had been received directly by a non-U.S. stockholder, and that satisfy certain other requirements. No assurance can be given that the Company will distribute any interest related dividends or short term capital gain dividends.

If the Company distributes its net capital gain in the form of deemed rather than actual distributions (which the Company may do in the future), a non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the non-U.S. stockholder’s allocable share of the tax the Company pays on the capital gain deemed to have been distributed. In order to obtain the refund, the

non-U.S. stockholder must obtain a U.S. taxpayer identification number (if one has not been previously obtained) and file a U.S. federal income tax return even if the non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

Non-U.S. Stockholders who have not opted-out of the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions. Any dividends or distributions reinvested under the plan will nevertheless remain taxable to non-U.S. stockholders to the same extent as if such dividends were received in cash. In addition, the Company has the ability to declare a large portion of a dividend in shares of the Company’s common stock, even if a non-U.S. stockholder has not elected to participate in the Company’s dividend reinvestment plan, in which case, as long as a portion of the dividend is paid in cash (which portion could be as low as 20%) and certain requirements are met (including the receipt of a private letter ruling from the IRS, so long as the Company is not treated as a publicly offered regulated investment company), the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, the Company’s non-U.S. stockholders will be taxed on 100% of the fair market value of the dividend paid entirely or partially in the Company’s common stock on the date the dividend is received in the same manner (and to the extent the non-U.S. stockholder is subject to U.S. federal income taxation) as a cash dividend (including the application of withholding tax rules described above), even if most or all of the dividend is paid in common stock. In such a circumstance, the Company may be required to withhold all or substantially all of the cash the Company would otherwise distribute to a non-U.S. stockholder.

Certain Additional Tax Considerations

Information Reporting and Backup Withholding

The Company may be required to withhold, for U.S. federal income taxes, a portion of all taxable distributions payable to stockholders (a) who fail to provide the Company with their correct taxpayer identification numbers (TINs) or who otherwise fail to make required certifications or (b) with respect to whom the IRS notifies the Company that this stockholder is subject to backup withholding. Certain stockholders specified in the Code and the Treasury regulations promulgated thereunder are exempt from backup withholding but may be required to provide documentation to establish their exempt status. Backup withholding is not an additional tax. Any amounts withheld will be allowed as a refund or a credit against the stockholder’s U.S. federal income tax liability if the appropriate information is timely provided to the IRS. Failure by a stockholder to furnish a certified TIN to the Company could subject the stockholder to a penalty imposed by the IRS.

Withholding and Information Reporting on Foreign Financial Accounts

A non-U.S. stockholder who is otherwise subject to withholding of U.S. federal income tax may be subject to information reporting and backup withholding of U.S. federal income tax on dividends, unless the non-U.S. stockholder provides the Company or the dividend paying agent with an IRS Form W-8BEN or IRS Form W-8BEN-E (or an acceptable substitute form), or otherwise meets the documentary evidence requirements for establishing that it is a non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

Pursuant to Sections 1471 to 1474 of the Code and the U.S. Treasury regulations thereunder, the relevant withholding agent generally will be required to withhold 30% of any dividends paid on the Company’s common stock to: (i) a foreign financial institution, unless such foreign financial institution agrees to verify, report and disclose its U.S. accountholders, and meets certain other specified requirements or is subject to an applicable “intergovernmental agreement”; or (ii) a non-financial foreign entity beneficial owner, unless the entity certifies that it does not have any substantial U.S. owners or provides the name, address and taxpayer identification number of each substantial U.S. owner, and meets certain other specified requirements. If payment of this withholding tax is made, non-U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. federal withholding taxes with respect to these dividends or proceeds will be required to seek a credit or refund from the IRS to obtain the benefit of this exemption or reduction. In certain cases, the relevant foreign financial institution or non-financial foreign entity may qualify for an exemption from, or be deemed to be in compliance with, these rules. Certain jurisdictions have entered into agreements with the United States that may supplement or modify these rules. Non-U.S. stockholders should consult their own tax advisor regarding the particular consequences to them of this legislation and guidance. The Company will not pay any additional amounts in respect to any amounts withheld.

All stockholders should consult their own tax advisers with respect to the U.S. federal income and withholding tax consequences, and state, local and non-U.S. tax consequences, of an investment in the Company’s common stock.

ITEM 1A. RISK FACTORS.

Investing in the Company’s common stock involves a number of significant risks. Before you invest in the Company’s common stock, you should be aware of various risks, including those described below, together with all of the other information included in this Annual Report, including our financial statements and the related notes thereto. The risks set out below are not the only risks the Company faces. Additional risks and uncertainties not presently known to the Company or not presently deemed material by it may also impair its operations and performance. If any of the following events occur, the Company’ business, financial condition and results of operations could be materially and adversely affected. In such case, the Company’s net asset value could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in the Company as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to those of the Company.

Summary of Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

Company Operations

• • •

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

An economic recession or downturn could impair our portfolio companies and harm our operating results.

•	The Company is a new company with no operating history and the Adviser has no prior experience advising a BDC.

•	The Company can provide no assurance that it will be able to replicate the historical results achieved by other entities managed or sponsored by the Adviser or its affiliates.

•	Events outside of the Company’s control, including public health crises, could negatively affect its portfolio companies, investment adviser and the results of operations.

• •

The ongoing invasion of Ukraine has caused political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our portfolio companies.

The Board of Directors could change the Company’s investment objective, operating policies and strategies without prior notice or stockholder approval.

•	The Company is subject to regulatory restrictions on its ability to raise additional capital.

•

The Company’s portfolio could be concentrated in a limited number of portfolio companies and industries, which subjects us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Investment Risks

•	The Company is dependent upon the Adviser’s ability to implement the Company’s investment strategies.

•	The Company operates in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

•	Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on the Company’s operating results.

•	The Company’s portfolio companies may be highly leveraged.

•	The Company is subject to credit and default risk and portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.

‘
	•	The Company’s investments will include secured debt, which involves various degrees of risk of a loss of capital.

Management Risks

•	The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

•

The Adviser’s and the Administrator’s liability is limited, and the Company has agreed to indemnify each against certain liabilities, which could lead the Adviser or the Administrator to act in a riskier manner on the Company’s behalf than it would when acting for their own accounts.

•

Each of the Adviser and the Administrator can resign on 60 days’ notice, and the Company can provide no assurance that it could find a suitable replacement within that time, resulting in a disruption in the Company’s operations that could adversely affect its financial condition, business and results of operations.

•

The majority of the Company’s portfolio investments are recorded at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of the Board of Directors and, as a result, there could be uncertainty as to the value of its portfolio investments.

•	The Company is subject to risks associated with communications and information systems.

Offering/Common Stock Risks

•	There are restrictions on the ability of holders of the Company’s common stock to transfer shares.

•	There is no existing trading market for shares of the Company’s common stock, and no market for the shares is expected to develop in the future.

•	Investors in shares of the Company’s common stock may fail to fund their Capital Commitments when due.

•	The Company may declare a large portion of a distribution in shares of its common stock instead of in cash.

•	The Company incurs significant costs as a result of being registered under the Exchange Act.

•	The Company is subject to certain take-over defenses under Maryland law, its charter and bylaws.

•	Investing in the Company’s shares involves above average risk.

Risks Related to Conflicts of Interest

•	A majority of the Company’s investments are fair valued.

•	The Company’s incentive fee structure could affect the Adviser’s management of the Company.

•	The Adviser has obligations to its other clients.

•	The Adviser allocates investment opportunities among the Company and its other clients.

•	The Adviser allocates certain expenses among the Company and its other clients.

Company Operations

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.

Periods of market volatility remain and may continue to occur in the future, in response to various political, social, and economic events both within and outside the U.S. These conditions have resulted in, and in many cases continue to result in, greater price volatility, less liquidity, widening credit spreads and a lack of price transparency, with many securities remaining illiquid and of uncertain value. Such market conditions may adversely affect the Company, including by making valuation of some of the Company’s securities uncertain and/or result in sudden and significant valuation increases or declines in the Company’s holdings. If there is a significant decline in the value of the Company’s portfolio, this may impact the asset coverage levels for the Company’s outstanding leverage.

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

Certain of our portfolio companies are in industries that may be impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “Investment Risks—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

An economic recession or downturn could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to an economic downturn or a recession and may be unable to repay our loans during such period. Therefore, during an economic downturn or a recession our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. An economic slowdown or a recession could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets, result in a decision by lenders not to extend credit to us, or result in the failure of one or more of our portfolio companies to satisfy financial or operating covenants imposed by us or other lenders.

The Company is a new company with no operating history and the Adviser has no prior experience advising a BDC.

The Company is a new company and has no operating history to report to prospective investors. The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that the Company will not achieve its investment objectives or avoid substantial losses.

In addition, the 1940 Act and the Code impose numerous constraints on the operations of the Company as a BDC and RIC that do not apply to other investment vehicles managed by the Adviser or its affiliates. See “Item 1. Business—Regulation as a Business Development Company” and “Item 1 Business—Material U.S. Federal Income Tax Considerations.” Neither the Company nor the Adviser has any experience operating under these constraints, which may hinder the Company’s ability to take advantage of attractive investment opportunities and to achieve its investment objective. Any failure of the Adviser to operate the Company within the constraints imposed by the 1940 Act or the Code could subject the Company to enforcement action by the SEC, cause the Company to fail to satisfy the requirements associated with RIC status or otherwise have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, if the Company does not maintain its status as a BDC, the Company would be subject to regulation as a closed-end investment company under the 1940 Act. As a registered closed-end investment company, the Company would be subject to substantially more regulatory restrictions under the 1940 Act which would decrease its operating flexibility.

The Company can provide no assurance that it will be able to replicate the historical results achieved by other entities managed or sponsored by the Adviser or its affiliates.

Investors are acquiring interests in the Company and not in any other investment funds, accounts or other investment vehicles that are or have been managed or sponsored by the Adviser or its affiliates. The Company may not replicate the historical results achieved by the Adviser or its affiliates, and the Company’s investment returns could be substantially lower than the returns achieved by the Adviser or its affiliates for other investment vehicles in prior periods. Additionally, all or a portion of the prior results of the Adviser and its affiliates may have been achieved in particular market conditions, and current or future market volatility and regulatory uncertainty may have an adverse impact on the Company’s performance.

Events outside of the Company’s control, including public health crises, could negatively affect its portfolio companies, investment adviser and the results of operations.

Periods of market volatility could continue to occur in response to pandemics or other events outside of the Company’s or the Adviser’s control. The Company, the Adviser, and the portfolio companies in which the Company invests could be affected by force majeure events (such as natural disasters, outbreaks of an infectious disease, pandemics or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, ransomware attacks, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including the Company, the Adviser, a portfolio company or a counterparty to the Company, the Adviser or a portfolio company) to perform its obligations. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or the Company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It is not possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Any of the foregoing could therefore adversely affect the performance of the Company and its investments.

In particular, COVID-19 has spread around the world since its initial emergence in December 2019 and has negatively affected (and may continue to negative affect or materially impact) the global economy, global equity markets and supply chains (including as a result of quarantines and other government-directed or mandated measures or actions to stop the spread of outbreaks). Although the long-term effects of COVID-19 (and the actions and measures taken by governments around the world to halt the spread of such virus) cannot currently be predicted, previous occurrences of other epidemics, pandemics and outbreaks of disease, such as H5N1, H1N1 and the Spanish flu, had material adverse effects on the economies, equity markets and operations of those countries and jurisdictions in which they were most prevalent. A recurrence of the COVID-19 outbreak, or other potential outbreaks, could cause a slowdown in the levels of economic activity generally (or push the world or local economies into recession), which would be reasonably likely to adversely affect the business, financial condition and operations of the Adviser and the Company. These adverse effects could cause losses in value of the Company’s investments, adversely affecting investors.

The ongoing invasion of Ukraine has caused political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our portfolio companies.

On February 24, 2022, Russia launched a military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia and on Russian businesses and individuals, including those in the banking, import and export sectors. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation, has exacerbated and may continue to exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company’s portfolio and the value of your investment in the Company. Because this is an uncertain and evolving situation, its full impact is unknown at this time.

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

The Board of Directors could change the Company’s investment objective, operating policies and strategies without prior notice or stockholder approval.

The Board of Directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive the Company’s investment objective and certain of its operating policies and strategies without prior notice and without stockholder approval. The Company cannot predict the effect any changes to its investment objective, operating policies and strategies would have on its business, operating results and the value of its common stock. Nevertheless, any such changes could adversely affect the Company’s business and impair its ability to make distributions.

The Company is subject to regulatory restrictions on its ability to raise additional capital.

The Company’s business will require a substantial amount of capital. The Company may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of the Company’s common stock or the issuance of warrants or subscription rights to purchase certain of its securities. The Company may issue debt securities or preferred securities (referred to collectively as “senior securities”) and may borrow money from banks or other financial institutions up to the maximum amount permitted by the 1940 Act. Under the 1940 Act, the Company is permitted to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 150%. If the value of the Company’s assets declines, the Company may be unable to satisfy this ratio. If that happens, the Company may be required to liquidate a portion of its investments and repay a portion of its indebtedness at a time when such sales may be disadvantageous, which could materially damage the Company’s business, financial condition and results of operations and the Company may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all.

The Company is not generally able to issue and sell shares of its common stock at a price below net asset value per share. The Company may, however, sell its common stock, or warrants, options or rights to acquire its common stock, at a price below the then-current net asset value per share of its common stock if the Board of Directors determines that such sale is in the best interests of the Company and its stockholders, and if the Company’s stockholders approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Board of Directors, closely approximates the market value of such securities. The procedures used by the Board of Directors to determine the net asset value per share of the Company’s common stock within 48 hours, excluding Sundays and holidays, of each offering of its common stock (as required by the 1940 Act) may differ materially from and will necessarily be more abbreviated than the procedures used by the Board of Directors to determine net asset value at the end of each quarter because there is a time-intensive process each quarter to determine the net asset value which cannot be completed on the compressed timeframe of an offering. The quarterly process includes preliminary valuation conclusions, engagement of independent valuation firms and review by those firms of preliminary valuation conclusions. By contrast, the procedures in connection with an offering may yield a net asset value that is less precise than the net asset value determined at the end of each quarter.

The Company intends to finance its investments with borrowed money, which accelerates and increases the potential for gain or loss on amounts invested and could increase the risk of investing in us.

The Company uses leverage (e.g., borrowings or preferred stock) to finance its investments. However, there can be no assurance that the Company will be able to continuously obtain adequate financing, or that any such financing will be available on acceptable terms, and any failure to add new financings could have a material adverse effect on the Company’s business, financial condition and results of operations, which, in turn, could have a material adverse effect on the value of shares of common stock and the Company’s ability to pay distributions.

Moreover, the use of leverage magnifies the potential for gain or loss on amounts invested and, consequently, increases the risks associated with an investment in the Company. While the Adviser believes that, if successfully implemented, a leverage strategy enhances the Company’s performance, there can be no assurance that leverage will be successful in enhancing the Company’s investment returns. Whether the Company will be able to leverage certain investments will be affected by the eligibility criteria required under the financing vehicles it secures, if any. If the Company is unable to make investments that meet eligibility criteria, collateral quality tests, collateral and interest coverage tests and/or other tests, the Company may not be able to execute its leverage strategy successfully, or at all. Further, any breach of certain representations, warranties and covenants, as well as defaults, may also limit availability under such financing vehicles while increasing the cost of then outstanding financing or restrict or eliminate the Company’s ability to obtain debt financing on acceptable terms or at all. The amount of leverage that the Company employs at any particular time will depend on the Adviser’s assessment of market and other factors at the time of any proposed borrowing.

Money borrowed by the Company will be subject to interest costs, which will be an expense of the Company, and, to the extent not covered by income attributable to the investments acquired, will adversely affect the operating results of the Company. The Company’s ability to service any debt will depend largely on its financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, the Company’s ability to pay distributions may be restricted when the 150% asset coverage requirement under the 1940 Act is not met, and any cash that the Company uses to service its indebtedness will not be available for distribution to its stockholders.

The Company may also borrow money in order to reduce its need to hold cash or short-term investments in order to make portfolio investments, pending the receipt of required capital contributions from investors or available cash from other investments, or for any proper purpose relating to the activities of the Company. Any such borrowings are expected to be secured by the investors’ unfunded Capital Commitments. In the event of a default by the Company in connection with any such borrowings, the Company’s investors may be obligated to fund up to their unfunded Capital Commitments to repay any outstanding amounts regardless of whether such default occurred during or after the Investment Period. The “Investment Period” commenced on the initial closing and will continue until the 48-month anniversary of the initial closing, unless the Investment Period is earlier terminated in connection with a Key Person Event (as defined below).

If the Company issues preferred securities, such stock would rank “senior” to common stock in the Company’s capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of the Company’s common stock. Payments of dividends on, and repayment of the liquidation preference on, such preferred stock would typically take preference over any dividends or other payments to holders of the Company’s common stock. Furthermore, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for the Company’s common stockholders or otherwise be in their best interest.

The Company’s portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer, excluding limitations on investments in registered investment companies or business development companies under the 1940 Act and compliance with the asset diversification requirements as a RIC under the Code. Some concentration with respect to particular portfolio companies, regions and industries is expected to exist in the Company’s investment portfolio. Any such concentration would subject the Company to a greater degree of risk with respect to the impact of a default by such portfolio company, or a greater degree of risk related to adverse business conditions in such region or industry.

The Company will be subject to corporate-level income tax if it is unable to qualify as a RIC.

In order to be subject to tax as a RIC under the Code, the Company must, among other requirements, meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if the Company distributes dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s investment company taxable income, determined without regard to any deduction for dividends paid, to its stockholders on an annual basis. The Company will be subject, to the extent it uses debt financing, to certain asset coverage requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict the Company from making distributions necessary to qualify as a RIC. If the Company is unable to obtain cash from other sources, the Company may fail to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To be subject to tax as a RIC, the Company must also meet certain asset diversification requirements at the end of each quarter of its taxable year. Failure to meet these requirements may result in the Company having to dispose of certain investments quickly in order to prevent the loss of its qualification as a RIC. Because most of the Company’s investments are expected to be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If the Company fails to qualify as a RIC for any reason and becomes subject to corporate-level income tax, the resulting corporate taxes could substantially reduce the Company’s net assets, the amount of income available for distributions to stockholders and the amount of such distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on the Company and its security holders. See “Item 1 Business—Material U.S. Federal Income Tax Considerations — Taxation as a RIC.”

The Company may need to raise additional capital to grow because it must distribute most of its income.

The Company may need additional capital to fund new investments and grow its portfolio of investments. The Company intends to borrow from financial institutions in order to obtain such additional capital, and may access the capital markets periodically to issue debt or equity securities. Unfavorable economic conditions could increase its funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company. A reduction in the availability of new capital could limit the Company’s ability to grow. In addition, the Company is required to distribute each taxable year an amount at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to its stockholders to maintain its ability to be subject to tax as a RIC. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit the Company’s ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which may have an adverse effect on the value of the Company’s securities. If the Company is not able to raise capital and is at or near its targeted leverage ratios, the Company may receive smaller allocations, if any, on new investment opportunities under the Adviser’s allocation policy.

The Company, and the portfolio companies it invests in, are subject to laws and regulations which could change from time to time.

The Company and its portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Company’s business, financial condition and results of operations. It is impossible to predict what, if any, changes in the regulations applicable to the Company, the Adviser, or the markets in which they trade and invest may be instituted in the future.

Additionally, any changes to the laws and regulations governing the Company’s operations, including those relating to permitted investments, may cause the Company to alter its investment strategy in order to avail itself of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in the Company’s investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact the Company’s operations, cash flows or financial condition, impose additional costs on the Company, intensify the regulatory supervision of the Company or otherwise adversely affect its business, financial condition and results of operations.

The Company may have difficulty paying its required RIC distributions if it recognizes income prior to, or without, receiving cash representing such income.

For U.S. federal income tax purposes, the Company includes in income certain amounts that the Company has not yet received in cash, such as the accretion of original issue discount (“OID”). This may arise if the Company receives warrants in connection with the making of a loan and in other circumstances, or through contracted payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to the Company’s overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, is included in income before the Company receives any corresponding cash payments.

The part of the management and incentive fees payable to the Adviser that relates to the Company’s net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities. An election by a portfolio company to defer

PIK interest payments by adding them to principal may increase future investment management fees payable to the Adviser. In addition, if a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.

The interest payments deferred on a PIK instrument are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the instrument. In addition, the interest rates on PIK instruments are higher to reflect the time value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments. The deferral of interest on a PIK loan increases its loan to value ratio, which is a measure of the riskiness of a loan. PIK instruments also may have unreliable valuations because the accruals require judgments by the Adviser about ultimate collectability of the deferred payments and the value of the associated collateral. The market prices of these instruments generally also are more volatile and are likely to respond to a greater degree to changes in interest rates than the market prices of instruments that pay cash interest periodically having similar maturities and credit qualities.

Since in certain cases the Company may recognize income before or without receiving cash representing such income, the Company may have difficulty meeting the requirement in a given taxable year to distribute dividends for U.S. federal income tax purposes an amount at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, to its stockholders to qualify and maintain its ability to be subject to tax as a RIC. In such a case, the Company may have to sell some of its investments at times the Company would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If the Company is not able to obtain such cash from other sources, it may fail to qualify as a RIC and thus be subject to corporate-level income tax.

The Company is an “emerging growth company.”

The Company is an “emerging growth company,” as defined in the JOBS Act, until the earliest of: (1) the last day of the Company’s fiscal year in which the fifth anniversary of an IPO, if any, of shares of the Company’s common stock occurs, (2) the last day of the fiscal year in which the Company’s annual gross revenue first exceeds $1.235 billion, (3) the last day of a fiscal year in which the Company (a) has an aggregate worldwide market value of its common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of the Company’s most recently completed second fiscal quarter and (b) has been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act) or (4) the date on which the Company has issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

The Company intends to take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider the Company’s common stock less attractive. While the Company is an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, the Company may take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that the Company’s independent registered public accounting firm provide an attestation report on the effectiveness of the Company’s internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in the Company’s internal control over financial reporting go undetected.

The Company may be the subject of litigation or similar proceedings.

The Company may be the target of securities litigation in the future, particularly if the value of its common stock fluctuates significantly. The Company could also generally be subject to litigation, including derivative actions by its stockholders, or SEC enforcement actions. In addition, the Company’s executive officers and directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from the Company’s investments in the portfolio companies. Any litigation or enforcement action could result in substantial costs and divert management’s attention and resources from the Company’s business and cause a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is highly dependent on information systems and systems failures could significantly disrupt its business, which could, in turn, negatively affect the value of its common stock and ability to pay distributions.

The Company’s business depends on the communication and information systems of the Adviser, its affiliates and the Company’s other service providers. These systems are subject to a number of different threats or risks that could adversely affect the Company, despite the efforts of the Adviser and other service providers to adopt technologies, processes and practices intended to mitigate these risks and protect the security of their computer systems, software, networks and other technology assets, as well as the confidentiality, integrity and availability of information belonging to the Company. For example, unauthorized third parties may attempt to improperly access, modify, disrupt the operations of, or prevent access to these systems of the Adviser or other service provider or data within these systems. Third parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of such systems to disclose sensitive information in order to gain access to data. A successful penetration or circumvention of the security of the Adviser’s or other service provider’s systems could result in the loss or theft of an investor’s data or funds, the inability to access electronic systems, loss or theft of proprietary information or corporate data, physical damage to a computer or network system or costs associated with system repairs. Such incidents could cause the Company to incur regulatory penalties, reputational damage, litigation, additional compliance costs or financial loss. Similar types of operational and technology risks are also present for portfolio companies, which could have material adverse consequences for such portfolio companies, and may cause the Company’s investments to lose value.

If the Company were to undertake a Liquidity Event, it may not be able to do so on acceptable terms, or at all.

In order to complete a Listing, the Company will need to access the capital markets to issue equity securities, and unfavorable economic conditions could limit such access. In the event that the Company does successfully complete a Listing, an active trading market may not develop for shares of the Company’s common stock.

Investment Risks

The Company is dependent upon the Adviser’s ability to implement the Company’s investment strategies.

The success of the Company’s investment activities is dependent on the Adviser’s ability to identify opportunities for positive risk-adjusted returns, which will be dependent in part on a continuing lack of available capital for middle market companies and institutions. Identification of these opportunities involves uncertainty. No assurance can be given that the Adviser will be able to successfully locate investment opportunities and that the Company’s investment program will be successful.

The Company operates in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities will compete with the Company to make the types of investments that the Company intends to make. The Company will compete with public and private funds, including collateralized loan obligations and alternative investment funds, commercial and investment banks, commercial financing companies, and other business development companies. As a result of a number of new entrants over the past several years, competition for investment opportunities in middle market companies has intensified, and the Company expects the trend to continue.

Many of the Company’s potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company does. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to the Company. In addition, some of the Company’s competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than the Company. Furthermore, many of the Company’s competitors are not subject to the regulatory restrictions that the 1940 Act imposes on the Company as a BDC. The competitive pressures faced by the Company may have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, as a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time, and the Company can offer no assurance that it will be able to identify and make investments that are consistent with its investment objective.

Entrants in the Company’s industry compete on several factors, including price, flexibility in transaction structuring, customer service, reputation, market knowledge and speed in decision-making. The Company will not seek to compete primarily based on the interest rates it offers, and the Company believes that some of its competitors may make loans with interest rates that are lower than the rates the Company offers. The Company may lose investment opportunities if it does not match its competitors’ pricing, terms and structure. However, if the Company matches its competitors’ pricing, terms and structure, the Company may reduce its net investment income and increase its risk of credit loss. In addition, one of the effects of the COVID-19 pandemic has been a decrease in the number of new investment opportunities in U.S. middle market companies during 2020, and the Company can offer no assurance about when, or if, the number of U.S. middle market company investing opportunities will equal or exceed those available prior to the COVID-19 pandemic. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on the Company’s business, financial condition and results of operations.

Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on the Company’s operating results.

The Company generally seeks to invest in U.S. middle market companies. Because there is generally little publicly available information about these businesses, the Company will rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential return from investing in these companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and the Company may lose money on its investments. Middle market companies generally have less predictable operating results, may have limited or negative EBITDA and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle market companies generally have more limited access to capital and higher financing costs, may be in a weaker financial position, may need more capital to expand or compete and may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks, which may limit their ability to grow or repay outstanding indebtedness at maturity. In addition, these companies may not have collateral sufficient to pay any outstanding interest or principal due to the Company in the event of default. Middle market businesses typically have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentrations than larger businesses. Therefore, they tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Typically, the success of a middle market business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of such persons could have a material adverse impact on the company and its ability to repay its obligations. Middle market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, the Company’s executive officers and directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from the Company’s investments in the portfolio companies.

The Company’s portfolio companies may be highly leveraged.

Some of the Company’s portfolio companies may be highly leveraged, which may have adverse consequences for these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

The Company is subject to credit and default risk and portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such company’s ability to meet its obligations under the debt securities that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio investment. In addition, the Company, together with other funds managed by the Adviser and its affiliates, could be expected to take over a portfolio company if the company defaults on its loans. Depending on factors such as the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time. In such circumstances, the Company and the other funds would likely seek to enforce their rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, the Company and the other funds and their investors are subject to different risks than they are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time pending the sale of collateral, can distract senior personnel of the Adviser and its affiliates from their normal business. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that the Company’s investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, and/or environmental liabilities.

The Company’s investments will include secured debt, which involves various degrees of risk of a loss of capital.

While loans originated by the Company are intended to be over-collateralized, the Company may be exposed to losses resulting from default, foreclosure and bankruptcy. Therefore, the value of the underlying collateral, the creditworthiness of the portfolio company and the priority of the lien are each of great importance. The adequacy of the protection of the Company’s interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests, may not be sufficient. Furthermore, the Company cannot assure that claims may not be asserted that might interfere with enforcement of the Company’s rights.

When the Company extends a first lien senior secured loan, it will generally take a security interest in the available assets of the borrower, including the equity interests of its subsidiaries. The Company expects the security interest to help mitigate the risk that it will not be repaid. However, there is a risk that the collateral securing the Company’s loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the portfolio company’s business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in the case of first lien loans, the Company’s lien may be subordinated to claims of other creditors and, in the case of second lien loans, the Company’s lien will be subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that the Company will receive principal and interest payments according to the loan’s terms, or at all, or that the Company will be able to collect on the loan should the Company be forced to enforce its remedies.

The Company’s senior secured loans may include unitranche loans that have a first priority security interest in substantially all of the borrower’s assets. Unitranche loans typically comprise the portion of the capital structure that would historically have been lent by a traditional bank plus some or all of the portion of the capital structure that would historically have been lent in a second lien or subordinated debt security, all packaged into a single secured instrument. As such, a unitranche loan entails both senior debt risk and, to a lesser extent, junior debt risk. For instance, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that the Company will receive principal and interest payments according to the debt’s terms, or at all, or that the Company will be able to collect on the debt should it be forced to enforce its remedies.

The factors affecting a borrower’s secured loans and its overall capital structure are complex. Some secured loans may not necessarily have priority over all other debt of an issuer. For example, some secured loans may permit other secured obligations (such as overdrafts, swaps or other derivatives made available to the borrower), or involve secured loans only on specified assets of a borrower (e.g., excluding real estate). Portfolio companies may have two tranches of secured debt outstanding each with debt secured on separate collateral. Furthermore, the liens referred to herein generally only cover domestic assets and non-U.S. assets are not included (other than, for example, where a portfolio company pledges a portion of the stock of first-tier non-U.S. subsidiaries).

The Company’s portfolio companies may incur debt that ranks equally with, or senior to, its investments in such companies.

The Company’s portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which the Company invests. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which the Company is entitled to receive payments with respect to the debt instruments in which the Company invests. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to the Company’s investment in that portfolio company would typically be entitled to receive payment in full before the Company receives any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which the Company invests, it would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The Company is subject to risks associated with the current interest rate environment and, to the extent it uses debt to finance its investments, changes in interest rates will affect its cost of capital and net investment income.

Since the economic downturn that began in mid-2007, interest rates have remained relatively low. During periods of very low interest rates, which occur from time to time due to market forces or actions of governments and/or their central banks, including the Board of Governors of the Federal Reserve System in the U.S., the Company may be subject to a greater risk of principal decline from rising interest rates. Very low or negative interest rates may magnify interest rate risk. Changing interest rates, including rates that fall below zero, may have unpredictable effects on markets, may result in heightened market volatility and may detract from Company performance.

To the extent the Company borrows money or issues debt securities or preferred stock to make investments, the Company’s net investment income will depend, in part, upon the difference between the rate at which the Company borrows funds or pays interest or dividends on such debt securities or preferred stock and the rate at which it invests these funds. In addition, many of the Company’s debt investments and borrowings are expected to have floating interest rates that reset on a periodic basis and are subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on the Company’s net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, the Company’s cost of funds is expected to increase because the interest rates on the majority of amounts it borrows are expected to be floating, which could reduce its net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.

A general increase in the level of interest rates typically will lead to higher interest rates applicable to the Company’s debt investments, which may result in an increase of the amount of incentive fees payable to the Adviser without any increase in the Adviser’s relative performance. While the Company expects most of its loans to be adjustable or floating rate loans, to the extent the Company makes any fixed-rate loans to portfolio companies, the Company will be exposed to risk that rising interest rates will negatively impact the value of such fixed-rate loans as the present value of future interest payments on such loans will decrease with increasing interest rates.

Also, an increase in interest rates available to investors could make an investment in the Company’s common stock less attractive if the Company is not able to increase its distribution rate, which could reduce the value of its common stock.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

The Company is subject to risks associated with the discontinuation of LIBOR, which may affect its cost of capital and net investment income.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of the London InterBank Offered Rate (“LIBOR”) by the end of 2021. However, in March 2021, the FCA announced that most U.S. dollar LIBOR would continue to be published through June 30, 2023 effectively extending the LIBOR transition period to June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. Markets are slowly developing in response to these new rates, and transition planning is at a relatively early stage. If LIBOR in its current form does not survive and a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets. Such a disruption could negatively impact the market value and/or transferability of the Company’s portfolio company investments. Further, if LIBOR does not survive and a replacement rate is not widely agreed upon, the mismatch on the interest rates payable by any leverage incurred by us and the interest rate payable on the portfolio company investments could result in a decrease in the Company’s net investment income and distributions it is able to pay to its stockholders.

The Company may acquire interests in loans via participations.

The Company may acquire interests in bank loans either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a contracting party under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest and not with the portfolio company. In purchasing participations, the Company may have no right to enforce compliance by the portfolio company with the terms of the loan agreement, nor any rights of set-off against the portfolio company, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company may assume the credit risk of both the portfolio company and the institution selling the participation to the Company.

The Company may invest in special situations.

The Company may invest in companies involved in (or the target of) acquisition attempts or tender offers or in companies or sovereign debt involved in work-outs, liquidations, spin-offs, reorganizations, bankruptcies or other catalytic changes or similar transactions. In any investment opportunity involving any such type of special situation, there exists the risk that the contemplated transaction either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the Company of the security or other financial instrument in respect of which such distribution is received. Similarly, if an anticipated transaction does not in fact occur, the Company may be required to sell its investment at a loss. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies in which the Company may invest, there is a potential risk of loss by the Company of its entire investment in such companies. In connection with such transactions (or otherwise), the Company may purchase securities on a when-issued basis, which means that delivery and payment take place sometime after the date of the commitment to purchase and is often conditioned upon the occurrence of a subsequent event, such as approval and consummation of a merger, reorganization or debt restructuring. The purchase price or interest rate receivable with respect to a when-issued security can be fixed when the Company enters into the commitment. Such securities are subject to changes in market value prior to their delivery.

The Company could be subject to risks to the extent it invests in non-U.S. companies.

Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. The investments of the Company that are denominated in non-U.S. currencies are subject to the risk that the value of a particular currency will change in relation to one or more other currencies. The Company may employ hedging techniques to minimize these risks, but there can be no assurance that such strategies will be implemented or, if implemented, will be effective. Other considerations include exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

The Company could be subject to risks if it engages in hedging transactions.

If the Company engages in hedging transactions, the Company may expose itself to risks associated with such transactions. The Company may, to the extent permitted by the 1940 Act and applicable commodities laws, use instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the portfolio investments from changes in market interest rates. Hedging against a decline in the values of portfolio investments caused by interest rate risk does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline for other reasons. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio investments should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated by the markets that a hedging transaction at an acceptable price is unavailable.

While the Company may enter into hedging transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in worse overall investment performance than if the Company had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, the Company may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent the Company from achieving the intended hedge and expose the Company to risk of loss. The Company’s ability to engage in hedging transactions may also be adversely affected by the rules of the Commodity Futures Trading Commission.

The Company may from time to time enter into derivatives transactions which expose it to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.

From time to time the Company may enter into credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, the Company will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.

A derivative transaction is subject to the risk that a counterparty will default on its payment obligations thereunder or that the Company will not be able to meet its obligations to the counterparty. In some cases, the Company may be required to post collateral to secure its obligations to the counterparty, and the Company may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to the Company. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage.

The Company’s investments in its portfolio companies may be subordinated to claims of other creditors or the Company could be subject to lender liability claims.

If one of the Company’s portfolio companies were to enter bankruptcy proceedings, a bankruptcy court might re-characterize the Company’s debt investment and subordinate all or a portion of its claim to that of other creditors, depending on the facts and circumstances, including the extent to which the Company actually provided managerial assistance to that portfolio company. The Company may also be subject to lender liability claims for actions taken by it with respect to a borrower’s business or instances where the Company exercises control over the borrower. It is possible that the Company could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

Portfolio companies could prepay loans, which could reduce the Company’s yields if capital returned is not invested in transactions with equal or greater expected yields.

The Company expects that the loans in its portfolio investments generally will be repayable at any time, some of them at no premium to par. Prepayment on loans may be caused by a variety of factors which are difficult to predict. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such portfolio company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for any given portfolio company. In the case of some of these loans, having the loan prepaid may reduce the achievable yield for the Company if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The disposition of the Company’s investments could result in contingent liabilities.

The Company currently expects that a significant portion of its investments will involve privately structured securities and loans. In connection with the disposition of an investment in private securities, the Company may be required to make representations about the business and financial affairs of a portfolio investment typical of those made in connection with the sale of a business. The Company may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through the Company’s return of certain previously made distributions.

The lack of liquidity in the Company’s investments could adversely affect its business.

A large portion of the Company’s investments will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of the Company’s investments may make it difficult for the Company to sell such investments if the need arises. In addition, if the Company is required to liquidate all or a portion of a portfolio investment quickly, the Company may realize significantly less than the value at which it previously recorded the portfolio investment.

The Company could suffer losses from its equity investments.

While the Company’s investment portfolio is focused on loans, the Company is also permitted to invest in equity securities. Such investments are expected to represent minority ownership in the issuer and are subordinate to the claims of the issuer’s creditors and, to the extent such securities are common securities, to preferred equity holders. The value of equity securities is dependent on the performance of the issuer and can fluctuate based on the issuer’s financial performance, market conditions, and overall economic conditions. Dividends paid to equity holders could be suspended or cancelled at any time, and minority owners could have limited protections. If an issuer of equity securities in which the Company has invested sells additional shares of its equity securities, the Company’s interest in the issuer will be diluted and the value of the Company’s investment could decrease. For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment. Investments in equity securities can carry additional risks or have other characteristics that require different structuring. As such, these investments can be made directly, or indirectly through blocker entities or otherwise.

The Company’s ability to trade securities may be restricted.

It is possible that the Adviser or its affiliates may deem it necessary to seek representation on the board of directors of, or on official or unofficial creditors committees for, a distressed company in order to better monitor the financial condition of the distressed company or developments in the proceeding and/or to be in an improved position of advocacy during any negotiations. Such representation could, however, cause the Company to be deemed to be an “insider” or a “fiduciary” of the distressed company or of a creditors committee, in which case the ability of the Company to trade in the securities and claims of such company could be restricted.

From time to time, certain personnel of the Adviser may come into possession of material, nonpublic information that would limit the Company’s ability to buy and sell investments. The Company may experience losses if it is unable to sell an investment that it holds because certain personnel of the Adviser have obtained material, nonpublic information about such investment. The Adviser has implemented various policies in order to minimize the circumstances in which it would be limited by any such information.

Because the Company generally will not hold controlling equity interests in its portfolio companies, the Company generally will not be able to exercise control over its portfolio companies or prevent decisions by management of its portfolio companies that could decrease the value of its investments.

Because the Company will generally not have a controlling equity position in its portfolio companies and the day-to-day operations of each portfolio company will be the responsibility of such company’s management team, the Company is subject to the risk that a portfolio company may make business decisions with which the Company disagrees, and the stockholders or management of such company may take risks or otherwise act in ways that do not serve the Company’s interests. As a result, a portfolio company may make decisions that could decrease the value of the Company’s investment and, in turn, have a material adverse effect on the value of shares of the Company’s common stock.

The Company’s failure to make Follow-on Investments in its portfolio companies could impair the value of its portfolio.

Following an initial investment in a portfolio investment, the Company may make additional investments in the portfolio investment as “follow-on” investments or other protective investments, in order to:

●	Attempt to preserve or enhance the value of the Company’s investment;

●	Exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

●	Increase or maintain in whole or in part the Company’s position as a creditor, its ownership percentage or otherwise.

The Company has the discretion to make any Follow-on Investments, subject to the availability of capital resources and regulatory consideration, provided that the aggregate amount of Follow-on Investments will not exceed 20% of the Company’s aggregate Capital Commitments. “Follow-on Investments” shall mean an additional investment by the Company in a company (a) in which the Company is currently invested or has committed capital in accordance with the second bullet point above or (b) whose business is related or complementary to that of such a company and, in each instance, that the Company has determined in its sole discretion is appropriate and necessary for the Company to make for the purpose of preserving, protecting or enhancing the Company’s existing investment or commitment provided that the aggregate amount of Follow-on Investments will not exceed 20% of the Company’s aggregate Capital Commitments. The Company may elect not to make Follow-on Investments or otherwise lack sufficient funds to make those investments. The failure to make Follow-on Investments may, in some circumstances, jeopardize the continued viability of a portfolio investment and the Company’s initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful portfolio investment. Even if the Company has sufficient capital to make a desired Follow-on Investment, the Company may elect not to make a Follow-on Investment because it does not want to increase its exposure to the portfolio investment, because it prefers other opportunities or because the Company is restricted by compliance with requirements applicable to it as BDC or the desire to maintain its RIC status.

The Company may be adversely affected if it is deemed to be part of a “controlled group” under ERISA.

Under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), members of certain “controlled groups” of “trades or businesses” may be jointly and severally liable for contributions required under any member’s tax-qualified defined benefit pension plan and under certain other benefit plans. Further, if any member’s tax-qualified defined benefit pension plan were to terminate, underfunding at termination would be the joint and several responsibility of all controlled group members, including members whose employees did not participate in the terminated plan. Similarly, joint and several liability may be imposed for certain pension plan related obligations in connection with the complete or partial withdrawal by an employer from a multiemployer pension plan. Depending on a number of factors, including the level of ownership held by the Company and other co-investors in a particular portfolio company, the Company may be considered to be a member of one or more portfolio company’s “controlled group” for this purpose.

Management Risks

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

The ability of the Company to achieve its investment objective is highly dependent upon the skills of the Adviser in analyzing, acquiring, originating and managing the Company’s assets. As a result, the Company is dependent on the experience and expertise of certain individuals associated with the Adviser, any of whom may cease to be associated with the Adviser at any point. The loss of one or more of these individuals could have a material adverse effect on the ability of the Company to achieve its investment objective. In particular, the Company is highly dependent on the involvement of Ruben Kliksberg and Sean Sauler in its investment activities. If both of Messrs. Kliksberg and Sauler fail to remain actively involved in the Company’s investment activities, a Key Person Event will occur. A “Key Person Event” will occur if, during the Investment Period, both Ruben Kliksberg and Sean Sauler (each, a “Key Executive”) fail to remain actively involved in the Company’s investment activities. In the event of a Key Person Event, the Company will send written notice to investors within ten business days following such occurrence and the Investment Period will automatically be suspended (the “Suspension Period”) until the appointment of at least one Qualified Replacement or the reinstatement of the Investment Period by the Company’s board of directors, as described below, after which, in either case, the Suspension Period will terminate and the Investment Period will be reinstated. The Company will not amend or eliminate the provisions of the Subscription Agreements establishing procedures associated with the occurrence and consequences of a Key Person Event.

During the Suspension Period, investors will not be obligated to pay amounts due under notices of drawdowns (“Drawdown Notices”) that the Company may issue other than in respect of Permitted Activities. If during the 60-day period following the sending of written notice (the “Notice Period”), the Key Executives have not been replaced by at least one Qualified Replacement, the Company will convene a meeting of the Independent Directors to be held not more than 30 calendar days following the expiration of the Notice Period for the purpose of determining whether the Investment Period will be continued. If a majority of such directors do not vote to approve the continuation of the Investment Period, then the Investment Period will terminate and the investors will thereafter only be obligated to pay amounts due under Drawdown Notices that the Company may issue for Permitted Activities.

In addition, individuals not currently associated with the Adviser may become associated with the Adviser and the performance of the Company may also depend on the experience and expertise of such individuals.

The Adviser’s and the Administrator’s liability is limited, and the Company has agreed to indemnify each against certain liabilities, which could lead the Adviser or the Administrator to act in a riskier manner on the Company’s behalf than it would when acting for their own accounts.

Under the Investment Advisory Agreement and the Administration Agreement, the Adviser and the Administrator, as applicable, will not assume any responsibility to the Company other than to render the services called for under that applicable agreement. Under the terms of the applicable agreement, the Adviser or the Administrator, as applicable, and its respective officers, members, personnel and any person controlling or controlled by the Adviser or Administrator, as applicable, will not be liable to the Company, its subsidiaries, directors or stockholders for acts or omissions performed in accordance with and pursuant to the applicable agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the Adviser’s or Administrator’s duties under the Investment Advisory Agreement or Administration Agreement, as applicable. In addition, the Company will agree to indemnify the Adviser and the Administrator and each of their respective officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the Company’s business and operations or any action taken or omitted on the Company’s behalf pursuant to authority granted by the Investment Advisory Agreement or Administration Agreement, as applicable, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the applicable agreement. These protections may lead the Adviser or Administrator to act in a riskier manner when acting on the Company’s behalf than it would when acting for its own account.

Each of the Adviser and the Administrator can resign on 60 days’ notice, and the Company can provide no assurance that it could find a suitable replacement within that time, resulting in a disruption in the Company’s operations that could adversely affect its financial condition, business and results of operations.

The Adviser and the Administrator have the right to resign under the Investment Advisory Agreement and the Administration Agreement, respectively, at any time upon not less than 60 days’ written notice, whether the Company has found a replacement or not. If the Adviser or the Administrator resigns, the Company may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If the Company is unable to do so quickly, its operations are likely to experience a disruption, its business, financial condition and results of operations as well as its ability to pay distributions are likely to be adversely affected and the value of its shares may decline. In addition, the coordination of the Company’s internal management and investment or administrative activities, as applicable, is likely to suffer if the Company is unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser or Administrator, as applicable. Even if the Company is able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with the Company’s investment objective may result in additional costs and time delays that may adversely affect its business, financial condition and results of operations.

The majority of the Company’s portfolio investments will be recorded at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of the Board of Directors and, as a result, there could be uncertainty as to the value of its portfolio investments.

The Company expects that a large portion of its portfolio investments will take the form of loans that are not publicly traded. The fair value of loans that are not publicly traded may not be readily determinable, and the Company will value these loans at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of the Board of Directors, including to reflect significant events affecting their value. The Company expects that most, if not all, of its investments (other than cash and cash equivalents) will be classified as Level 3 under Accounting Standards Codification (“ASC”) Topic 820—Fair Value Measurement (“ASC 820”). This means that the valuations will be based on unobservable inputs and management’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of the Company’s portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

When market quotations are not readily available, the Valuation Designee will seek to obtain fair values from independent pricing services or at bid prices obtained from at least two brokers or dealers, if available, or otherwise from a principal market maker or a primary market dealer. If the Valuation Designee has a bona fide reason to believe that any such market quotes or values from independent pricing services or broker/dealers does not reflect the fair value of an investment, a fair value may be determined for such investments by the Valuation Designee in accordance with the Fund’s valuation procedures. At least once annually, the Adviser will utilize an independent third-party valuation firm to assist in determining fair value of each such investment.

The Company intends to retain the services of one or more independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available will be reviewed by an independent valuation firm. The types of factors that the Valuation Designee may take into account in determining the fair value of the Company’s loans generally include, as appropriate, comparison of the portfolio company to peers/competitors that are public, the enterprise value of a portfolio company, discounted cash flow, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business and other relevant factors. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Valuation Designee’s determinations of fair value may differ materially from the values that would have been used if a ready market for these loans existed. The Company’s net asset value could be adversely affected if the Valuation Designee’s determinations regarding the fair value of the Company’s investments were materially higher than the values that the Company ultimately realizes upon the disposal of such securities.

The Company is subject to risks associated with communications and information systems.

The Company depends on the communications and information systems of the Adviser and its affiliates as well as certain third-party service providers. As these systems became more important to the Company’s business, the risks posed to these communications and information systems have continued to increase. Any failure or interruption in these systems could cause disruptions in the Company’s activities. In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of the Company’s information resources. These attacks, which may include cyber incidents, may involve a third party gaining unauthorized access to the Company’s communications or information systems for purposes of misappropriating assets, stealing confidential information related to the Company’s operations or portfolio companies, corrupting data or causing operational disruption. Any such attack could result in disruption to the Company’s business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to the Company’s business relationships, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Offering/Common Stock Risks

There are restrictions on the ability of holders of the Company’s common stock to transfer shares.

An investor may not transfer its Capital Commitment without the express written consent of the Company, which may be granted or withheld in the sole discretion of the Company. Prior to a Listing, transfers of shares of the Company’s common stock may be made (i) only in transactions exempt from, or not subject to, the registration requirements of the Securities Act and (ii) upon receipt of approval of such transfer by the Company. The limited transferability of the common stock could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for shares of the Company’s common stock or otherwise be in the best interest of its stockholders.

In addition, following a Listing of the Company’s common stock, holders of common stock issued in this offering are subject to lock-up restrictions pursuant to which they will be prohibited from offering, selling or otherwise transferring or disposing of shares of the Company’s common stock for a minimum of 180 days following completion of a Listing. The specific terms of this restriction and any other limitations on the sale of the Company’s common stock in connection with or following an Listing will be agreed in advance between the Board of Directors and the Adviser, acting on behalf of the Company’s stockholders, and the underwriters of the IPO or other similar institutions acting on the Company’s behalf in connection with a listing on a national securities exchange.

There is no existing trading market for shares of the Company’s common stock, and no market for the shares is expected to develop in the future.

If developed, any such market may not be sustained. In the absence of a trading market, holders of shares of the Company’s common stock may be unable to liquidate an investment in the shares.

Investors in shares of the Company’s common stock may fail to fund their Capital Commitments when due.

The Company will call only a limited amount of the Capital Commitments from its investors in the private placement of its common stock in each Drawdown Notice. The timing of the dates on which contributions will be due (each such date, a “Drawdown Date”) may be difficult to predict, requiring each investor to maintain sufficient liquidity until its Capital Commitment to purchase shares of common stock is fully funded. Although the Adviser will attempt to manage the Company’s cash balances so that they are not significantly larger than needed for the Company’s investments and other obligations, the Adviser’s ability to manage cash balances may be affected by changes in the timing of investment closings, the Company’s access to leverage, defaults by investors in the Company’s common stock, late payments of funding of capital contributions to purchase shares and other factors.

There is no assurance that all investors will satisfy their respective Capital Commitments. To the extent that one or more investors does not satisfy its or their Capital Commitments when due or at all, there could be a material adverse effect on the Company’s business, financial condition and results of operations, including an inability to fund its investment obligations, make distributions to its stockholders or to continue to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its Capital Commitment when due, other stockholders who have an outstanding Capital Commitment may be required to fund such Capital Commitment sooner than they otherwise would have absent such default. There is no assurance that the Company will recover the full amount of the Capital Commitment of any defaulting investor.

In addition to all legal remedies available to the Company, failure by an investor to fund a capital contribution to purchase shares (each such purchase, a “Drawdown Purchase”) after receiving a Drawdown Notice will (following a cure period of five calendar days after the Drawdown Date) result in that investor being subject to certain default provisions set forth in that investor’s Subscription Agreement. Defaulting investors may also forfeit their right to participate in purchasing additional shares on any future Drawdown Date and may automatically have one-third of their shares forfeited and allocated to the other stockholders.

The Company may declare a large portion of a distribution in shares of its common stock instead of in cash.

Although neither the Company nor the Adviser currently intend to do so, the Company is permitted to declare a large portion of a dividend in shares of common stock. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (as defined in the Code) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is currently required to be at least 20% of the aggregate declared distribution. The IRS has also issued private letter rulings on cash/stock dividends paid by regulated investment companies and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent the Company will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).

The Company incurs significant costs as a result of being registered under the Exchange Act.

The Company incurs legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

The Company is subject to certain take-over defenses under Maryland law, its charter and bylaws.

The Maryland General Corporation Law and the Company’s charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of its directors.

If the Company has greater than 100 stockholders, it will be subject to the Maryland Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. The Board of Directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between the Company and any other person, provided that such business combination is approved by the Board of Directors, including approval by a majority of the Company’s disinterested directors. In addition, if the Company has greater than 100 stockholders, it will be subject to the Maryland Control Share Acquisition Act, which limits the voting power of holders of control shares, as defined in the statute, subject to any applicable requirements of the 1940 Act. The Company’s bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of the Company’s stock. The Maryland Business Combination Act and, if the bylaws are amended, the Maryland Control Share Acquisition Act, may discourage third parties from trying to acquire control of the Company and increase the difficulty of consummating such an offer.

Also, the Company’s charter provides for classifying the Board of Directors in three classes serving staggered three-year terms, and provisions of the Company’s charter authorize the Board of Directors to classify or reclassify shares of the Company’s stock in one or more classes or series, to cause the issuance of additional shares of its stock and to amend its charter, without stockholder approval, to increase or decrease the number of shares of stock that the Company has authority to issue.

These and other provisions may inhibit a change of control in circumstances that could give the Company’s stockholders the opportunity to realize a premium over the net asset value of its common stock.

Investing in the Company’s shares involves above average risk.

The investments the Company intends to make in accordance with its investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. The Company’s investments in portfolio companies involve higher levels of risk, and therefore, an investment in the Company’s shares may not be suitable for someone with lower risk tolerance. In addition, the Company’s common stock is intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.

Risks Related to Conflicts of Interest

A majority of the Company’s investments are fair valued.

The majority of the Company’s portfolio investments are expected to be made in the form of securities that are not publicly traded. In December 2020, The SEC adopted Rule 2a-5, which establishes a consistent, principle-based framework for boards of directors to use in creating their own specific process in order to determine fair values in good faith. Effective September 30, 2022, the Company designated the Adviser as the Company’s Valuation Designee to perform the fair value determinations of these securities, subject to the oversight of the Board. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to the Company’s investors would be adversely affected. In connection with that determination, investment professionals from the Adviser are involved with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser’s investment professionals in the valuation process could result in a conflict of interest as the Adviser’s base management fee will be based, in part, on the Company’s weighted average adjusted net assets and the incentive fees will be based, in part, on unrealized gains and losses.

The Company’s incentive fee structure could affect the Adviser’s management of the Company.

The Company pays management and incentive fees to the Adviser. The Company has entered into the Investment Advisory Agreement with the Adviser. Under the incentive fee structure, the Company’s adjusted net investment income for purposes thereof is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for the Adviser to the extent that it encourages the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. The Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to the Company on such securities. This risk could be increased because, under the Investment Advisory Agreement, the Adviser is not obligated to reimburse the Company for incentive fees it receives even if the Company subsequently incur losses or never receive in cash the deferred income that was previously accrued.

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

The Adviser has obligations to its other clients.

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

The Adviser allocates investment opportunities among the Company and its other clients.

The Company is prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, five percent or more of the Company’s outstanding voting securities will be its affiliate for purposes of the 1940 Act, and the Company generally will be prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The Company will consider the Adviser and its affiliates to be its affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same portfolio company, without prior approval of the Independent Directors and, in some cases, the SEC. The Company will be prohibited from buying or selling any security from or to, among others, any person who owns more than 25% of the Company’s voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

The Company may, however, invest alongside the Adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, the Company may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting the Company and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Adviser, acting on the Company’s behalf and on behalf of its other clients, negotiates no term other than price. The Company may also invest alongside the Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the Adviser’s allocation policy.

On April 1, 2022, the SEC granted to the Adviser and the Company exemptive relief on which we expect to rely to co-invest with other funds managed by the Adviser in a manner consistent with our investment, objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

The Adviser allocates certain expenses among the Company and its other clients.

The Adviser and its affiliates may from time to time incur expenses on behalf of the Company and their other clients (which may include one or more investment funds established by the Adviser or its affiliates). Although the Adviser and its affiliates attempt to allocate such expenses on a basis that they consider equitable, there can be no assurance that such expenses are allocated appropriately in all cases. As a result, the Company may bear an expense to which it does not receive a proportionate (or any) benefit.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 250 West 55th Street, 26th Floor, New York, NY 10019 and are provided by the Administrator pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings

The Company, the Adviser, the Administrator and their wholly-owned subsidiaries are not currently subject to any material litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to a Listing, if any, common stock of the Company may be offered and sold (i) in the United States to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act, or (ii) outside the United States in accordance with Regulation S under the Securities Act and other similar exemptions under the laws of the states and jurisdictions where the offering will be made. See “Recent Sales of Unregistered Securities” below for more information. As of March 17, 2023, there is no public market for our common stock.

A stockholder may not transfer its Capital Commitment without the express written consent of the Company, which may be granted or withheld in the sole discretion of the Company.

Prior to a Listing, if any, transfers of our common stock may be made (i) only in transactions exempt from, or not subject to, the registration requirements of the Securities Act and (ii) upon receipt of approval of such transfer by the Adviser, which may be granted or withheld in the sole discretion of the Adviser. Specifically, the Company may deny a transfer (x) if the creditworthiness of the proposed transferee, as determined by the Company in its sole discretion, is not sufficient to satisfy all obligations under the Subscription Agreement or (y) unless, in the opinion of counsel (who may be Company counsel) satisfactory in form and substance to the Company:

●	such transfer has been registered under the Securities Act in a transaction exempt from or not subject to the registration requirements thereunder, an exemption from registration is available or such sale or disposition is made in accordance with the provisions of Regulation S under the Securities Act and such transfer does not violate any state (or other jurisdiction) securities or “blue sky” laws applicable to the Company or the common stock to be transferred;
●	in the case of a transfer to a “benefit plan investor” (as defined in Section 3(42) of ERISA), such transfer would not be a non-exempt “prohibited transaction” under ERISA or Section 4975 of the Code; and
●	such transfer would not cause all or any portion of the assets of the Company to constitute “plan assets” under ERISA or Section 4975 of the Code.

Holders

As of March 17, 2023, there were 15 holders of record of our common stock.

Distributions and Dividend Reinvestment Plan

The Company makes quarterly distributions to its stockholders. The timing and amount of distributions, if any, are authorized by the Board of Directors in its sole discretion. Any distributions to stockholders are declared out of assets legally available for distribution. To the extent the Company’s taxable earnings fall below the total amount of its distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to the Company’s stockholders for U.S. federal income tax purposes. Information returns will generally be filed with the IRS in connection with payments on shares of the Company’s common stock and the proceeds from a sale or other disposition of the Company’s common stock.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of dividends and other distributions on behalf of the Company’s stockholders, unless a stockholder elects to receive cash distributions. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend or other distribution, then the Company’s stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

No action will be required on the part of registered stockholders to have their cash dividend or other distribution reinvested in shares of the Company’s common stock. A registered stockholder may elect to receive an entire distribution in cash by notifying U.S. Bancorp Fund Services, LLC, the plan administrator and the Company’s transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends and other distributions in cash by notifying their broker or other financial intermediary of their election.

Prior to a Listing, if any, the Company will use newly issued shares to implement the dividend reinvestment plan, with such shares to be issued at net asset value. The number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the then-current net asset value per share on the valuation date for such distribution. The number of shares to be outstanding after giving effect to payment of a distribution cannot be established until the value per share at which additional shares will be issued has been determined and the elections of the Company’s stockholders have been tabulated.

There will be no brokerage or other charges to stockholders who participate in the plan. The dividend reinvestment plan administrator’s fees under the plan will be paid by the Company.

Stockholders who receive dividends and other distributions in the form of stock are generally subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or other distribution from the Company will be equal to the total dollar amount of the distribution payable to the stockholder. Any stock received in a dividend or other distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

Participants may terminate their accounts under the plan by notifying the plan administrator at Redwood Enhanced Income Corp., c/o U.S. Bank Global Funds Services, 615 E Michigan Street, Attention: 3rd Floor, Milwaukee, WI 53202. The plan may be terminated by the Company upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend or other distribution by the Company. All correspondence concerning the plan should be directed to the plan administrator at Redwood Enhanced Income Corp., c/o U.S. Bank Global Funds Services, 615 E Michigan Street, Attention: 3rd Floor, Milwaukee, WI 53202.

Recent Sales of Unregistered Securities

On March 9, 2022, the Adviser purchased 3,333.33 shares of common stock of the Company for an initial capital contribution of $50,000 on March 9, 2022 in reliance upon Section 4(a)(2) of the Securities Act.

The Company has entered into subscription agreements with several investors providing for the private placement of its common stock. Pursuant to such subscription agreements:

●	On April 1, 2022, the Company delivered a drawdown notice to investors relating to the issuance of shares of its common stock with an aggregate purchase price of $58.2 million and, on April 8, 2022, issued and sold 3,880,000 shares in connection with such drawdown;
●	On April 29, 2022, the Company delivered a drawdown notice to investors relating to the issuance of shares of its common stock with an aggregate purchase price of $14.6 million and, on May 6, 2022, issued and sold 970,000 in connection with such drawdown;
●	On June 15, 2022, the Company delivered a capital drawdown notice to its shareholders relating to the issuance of shares of its common stock for an aggregate amount of $21.8 million and, on June 22, 2022, issued and sold 1,455,000 shares in connection with such drawdown;
●	On August 3, 2022, the Company delivered capital drawdown notices to its shareholders relating to the issuance of shares of its common stock for an aggregate amount of $30.0 million and, on August 10, 2022, issued and sold 1,996,008 shares in connection with such drawdowns; and
●	On October 11, 2022, the Company delivered capital drawdown notices to investors relating to the issuance of shares of its common stock for an aggregate amount of $25.3 million and, on October 17, 2022, issued and sold 1,812,186 shares in connection with such drawdown.
●	On February 6, 2023, the Company delivered capital drawdown notices to investors relating to the issuance of shares of its common stock for an aggregate amount of $34.8 million and, on February 13, 2023, issued and sold 2,475,783 shares in connection with such drawdown.

Each of the issuances of common stock made in connection with such drawdowns is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Each purchaser of common stock was either (i) an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act or (ii) not a “U.S. person,” as that term is defined in Rule 902(k) of Regulation S under the Securities Act. We have not engaged in general solicitation or efforts in connection with our private placement.

The Company may, at the Adviser’s sole discretion, hold one or more subsequent closings on such dates as the Adviser determines on or before the 12-month anniversary of the Company’s initial closing (each date on which a subsequent closing is held, a “Subsequent Closing Date”). Upon or following the acceptance of an investor’s Capital Commitment on any Subsequent Closing Date, such investor will be required to purchase from the Company, on one or more occasions (all of which will be on or prior to the next Drawdown Purchase), each on no less than five business days’ prior notice, an aggregate number of shares with an aggregate purchase price necessary to ensure that, upon payment of the aggregate purchase price for such shares by the investor, such investor’s Net Contributed Capital Percentage (as defined below) will be equal to the Net Contributed Capital Percentage of each other investor that has previously funded a Drawdown Purchase (other than defaulting investors) (each such purchase, a “Catch-up Purchase”).

“Net Contributed Capital” means (i) the aggregate amount of capital contributions that have been made to the Company by all stockholders less (ii) the aggregate amount of distributions categorized as a return of capital made by the Company to all stockholders. Net Contributed Capital does not take into account distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees) to the stockholders. Net Contributed Capital with respect to an individual stockholder is calculated on the basis of such stockholder’s capital contributions and return of capital distributions made to such stockholder.

In connection with future capital calls and the issuance of additional sales of our common stock, for each Drawdown Date and each date on which payment for the applicable Catch-up Purchase is due (the “Catch-up Date”), the price per share will equal the Company’s then-current net asset value per share as of the end of the most recently completed calendar quarter prior to the applicable Drawdown Date or Catch-up Date, subject to the limitations of Section 23 of the 1940 Act (which generally prohibits the Company from issuing shares at a price below the then-current net asset value per share, as determined as of a time within 48 hours, excluding Sundays and holidays, next preceding the time of such determination).

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our Financial Statements and Supplementary Data appearing elsewhere in this Report. In addition, the information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” and “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Under our Investment Advisory Agreement, we have agreed to pay the Adviser a management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including fees of the Sub-Administrator, rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser’s third-party Order Management System), insurance and the Company’s allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator offers on the Company’s behalf managerial assistance to portfolio companies to which the Company will be required to offer such assistance. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator.

Our investment objective is to seek current income as well as capital appreciation, while emphasizing the preservation of capital. The Company’s focus is fixed income investments, primarily in the senior layers of the capital structure of leveraged companies. These investments primarily consist of loans and bonds, sourced either through direct investments, the syndicated market or through trading in the secondary market. While most of our investments are in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also can invest from time to time in European and other non-U.S. companies. In connection with the Company’s debt investments, the Company may also receive equity interests such as options, warrants or other instruments as additional consideration.

The Company generally invests in middle market companies, which the Adviser considers to be companies with annual earnings before interest, taxes, depreciation and amortization (EBITDA) of between $50 million and $300 million. The Company can also invest in smaller or larger companies if an attractive opportunity presents itself, particularly during periods of market dislocation.

The companies in which the Company invests in typically are highly leveraged, and, in most cases, not rated by national rating agencies. If such companies were rated, the Adviser believes that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national securities rating organizations. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk and have speculative characteristics as compared to investment grade debt instruments.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “eligible assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2022, 73.2% of our total assets were invested in eligible assets.

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

Expenses

The Company’s primary operating expenses will include the payment of management and incentive fees to the Adviser under the Investment Advisory Agreement, the Company’s allocable portion of overhead under the Administration Agreement and other operating costs as detailed below. The Company bears all other direct or indirect costs and expenses of its operations and transactions (provided such costs are not borne by the Adviser pursuant to its agreement to bear certain initial organizational and offering costs as set forth above), including:

●	the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services and software;
●	the cost of effecting sales and repurchases of shares of the Company’s common stock and other securities;
●	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complementary businesses, whether or not the investment is consummated;
●	expenses incurred by the Adviser in performing due diligence and reviews of investments;
●	research expenses incurred by the Adviser (including subscription fees and other costs and expenses related to Bloomberg Professional Services);
●	amounts incurred by the Adviser in connection with or incidental to acquiring or licensing software and obtaining research;
●	distributions on the Company’s common stock;

●	expenses related to leverage, if any, incurred to finance the Company’s investments, including rating agency fees, interest, preferred stock dividends, obtaining lines of credit, loan commitments and letters of credit for the account of the Company and its related entities;
●	transfer agent and custodial fees and expenses;
●	bank service fees;
●	fees and expenses associated with marketing efforts;
●	federal and state registration fees and any stock exchange listing fees;
●	fees and expenses associated with independent audits and outside legal costs;
●	federal, state, local and foreign taxes (including real estate, stamp or other transfer taxes), including costs in connection with any tax audit, investigation or review, or any settlement thereof;
●	complying with Sections 1471 through 1474 of the Code (generally referred to as “FATCA”) and/or any foreign account reporting regimes and certain regulations and other administrative guidance thereunder, including the Common Reporting Standard issued by the Organization for Economic Cooperation and Development, or similar legislation, regulations or guidance enacted in any other jurisdiction, which seeks to implement tax reporting and/or withholding tax regimes as well as any intergovernmental agreements and other laws of other jurisdictions with similar effect;
●	independent directors’ fees and expenses;
●	brokerage fees and commissions;
●	fidelity bond, directors and officers, errors and omissions liability insurance and other insurance premiums;
●	the costs of any reports, proxy statements or other notices to the Company’s shareholders, including printing costs;
●	costs of holding shareholder meetings;
●	litigation, indemnification and other non-recurring or extraordinary expenses;
●	any governmental inquiry, investigation or proceeding to which the Company and/or an investment is a related party or is otherwise involved, including judgments, fines, other awards and settlements paid in connection therewith;
●	other direct costs and expenses of administration and operation, such as printing, mailing, long distance telephone and staff;
●	costs associated with the Company’s reporting and compliance obligations, including under the 1940 Act and applicable federal and state securities laws (including reporting under Sections 13 and 16 under the Exchange Act and anti-money laundering compliance);
●	dues, fees and charges of any trade association of which the Company is a member;
●	costs associated with the formation, management, governance, operation, restructuring, maintenance (including any amendments to constituent documents), winding up, dissolution or liquidation of entities;
●	fees, costs and expenses incurred in connection with or incidental to co-investments or joint ventures (whether or not consummated) that are not borne by co-investors or joint venture partners;
●	the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it; and
●	all other expenses incurred by either the Administrator or the Company in connection with administering the Company’s business, including payments under the Administration Agreement that will be based upon the Company’s allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the fees of the Sub-Administrator, rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser’s third-party Order Management System), insurance and the Company’s allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Generally, during periods of asset growth, the Company expects its general and administrative expenses to be relatively stable or to decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.

Common expenses frequently are incurred on behalf of the Company and one or more of the Adviser’s other clients. The Adviser seeks to allocate those common expenses among the Company and such other clients in a manner that is fair and reasonable over time, and the Adviser may bear certain expenses directly that otherwise are not allocated to the Company or to its other clients. To address potential conflicts of interest, the Adviser has adopted and implemented policies and procedures for the allocation of common expenses. The Adviser, for instance, allocates expenses to clients, including the Company, in accordance with the client’s arrangements with the Adviser. In addition, the Adviser may use a variety of methods to allocate common expenses, including methods based on assets under management, relative use of a product or service, the nature or source of a product or service, the relative benefits derived by the Company and its other clients from a product or service, size of the Company’s or the other clients’ investment, or other relevant factors. Expense allocations may, at times, depend on subjective determinations by the Adviser. Allocations of common expenses by the Adviser to the Company is subject to the review and approval of the Company’s Board of Directors.

The Adviser has agreed to limit, indefinitely, the amount of Specified Expenses borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company’s aggregate Capital Commitments and (ii) the Company’s net assets, at the time of determination (i.e., the Expense Cap). Specified Expenses include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting; (ii) printing and mailing expenses; (iii) professional fees, consisting of legal, compliance, tax and audit fees; (iv) treasury and compliance function expenses, including the salary of any internal Redwood resources reimbursed by the Company; (iv) research expenses relating to Bloomberg, expert network services, and investment research subscriptions, (v) Independent Director fees and expenses; (vi) premiums for director and officer and errors and omissions insurance; and (vii) valuation of Company investments. For the avoidance of doubt, Specified Expenses do not include any other expenses of the Company incurred in connection with its operations, including but not limited to, (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other leverage arrangements, (vi) brokerage commissions, expenses related to litigation and potential litigation, and extraordinary expenses not incurred in the ordinary course of the Company’s business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors.

The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. For the Company’s first year of operations, the Specified Expenses will be annualized and to the extent such annualized Specified Expenses exceed the Expense Cap for such period on an annualized basis, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess.

The Investment Advisory Agreement provides that the base management fee be calculated at an annual rate of 1.5% of the Company’s Weighted Average Net Asset Value and is payable quarterly in arrears.

Additionally, the Investment Advisory Agreement provides that the Adviser may be entitled to incentive fee under certain circumstances.

Organization and Offering Costs

At launch, the Company agreed that it would bear any initial organization and offering costs in excess of $1.0 million. Initial organization and offering costs up to $1.0 million would be borne by the Adviser. Such costs borne by the Adviser will not be subject to reimbursement by the Company.

Organization costs consist of, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of this Report and other offering documents. As of December 31, 2022, the Adviser incurred approximately $671,000 of organizational costs on behalf of the Company.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our financial statements.

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant.

Valuation of portfolio investments

The Company values investments for which market quotations are readily available at their market quotations. However, the Company expects that there will not be readily available market values for many of the investments that are in its portfolio, and the Company values such investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of the Board of Directors, under the Company’s valuation policy and process, as described in more detail below.

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

ASC 820 classifies the inputs used to measure these fair values into the following hierarchies:

●	Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
●	Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.
●	Level 3: Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of the Company’s investments and any credit facility are expected to be classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than the Company’s valuation and those differences may be material.

In addition to using the above inputs in cash equivalents, investments and any credit facility valuations, the Company employs the valuation policy approved by the Board of Directors that is consistent with ASC 820. Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.

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

Payment-in-Kind Interest

The Company expects that some of the investments in its portfolio may contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. In order for the Company to maintain its ability to be subject to tax as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends for U.S. federal income tax purposes, even though the Company will not have collected any cash with respect to interest on PIK securities.

Federal Income Taxes

The Company intends to elect to be treated, and intends to qualify annually to maintain its election to be treated, as a RIC under Subchapter M of the Code. To maintain the Company’s RIC tax election, the Company must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. The Company also must annually distribute dividends for U.S. federal income tax purposes to its stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of the Company’s investment company taxable income, determined without regard to any deduction for dividends paid.

If the Company fails to distribute in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of its capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (to the extent that income tax was not imposed on such amounts) less certain over-distributions in prior years (together, the “Excise Tax Distribution Requirements”), the Company is liable for a 4% nondeductible excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company currently intends to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences will be reclassified among capital accounts in the Company’s financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Portfolio and investment activity

At December 31, 2022, our investment portfolio of $272.7 million (at fair value) consisted of 29 portfolio companies and was invested 75.9% in first lien term loans and 24.1% in corporate bonds. Our average portfolio company investment at fair value was approximately $9.4 million. Our largest portfolio company investment by value was approximately 5.7% of our portfolio and our five largest portfolio company investments by value comprised approximately 25.8% of our portfolio at December 31, 2022.

The industry composition of our portfolio at fair value as of December 31, 2022 was as follows:

December 31, 2022
Beverage, Food & Tobacco	3.3%
Capital Equipment	1.4%
Chemicals, Plastics & Rubber	1.9%
Construction & Building	8.6%
Consumer Goods: Durable	7.7%
Consumer Goods: Non-Durable	8.3%
Environmental Industries	4.8%
FIRE: Real Estate	5.7%
Healthcare & Pharmaceuticals	12.3%
Retail	12.3%
Services: Business	7.6%
Services: Consumer	8.4%
Software	8.2%
Technology Enabled Services	2.2%
Transportation: Consumer	4.6%
Wholesale	2.7%
100.0%

The weighted average effective yield of our debt and total portfolio was 14.0% at December 31, 2022. At December 31, 2022, 81.2% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate, and 18.8% of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 90.0% at December 31, 2022. No debt investments in the portfolio were on non-accrual status as of December 31, 2022.

Results of operations

Investment income

Total investment income for the period from March 14, 2022 (inception) through December 31, 2022 was $15.1 million, mainly comprised of $14.7 million in cash interest income. Interest income was attributable to interest and fees on our debt investments. The increase in investment income for the period from March 14, 2022 (inception) through December 31, 2022 reflects the significant increase in portfolio size as the Company continues to ramp up.

Expenses

Total operating expenses for the period from March 14, 2022 (inception) through December 31, 2022 were $6.6 million, comprised of $3.7 million in interest and other debt expenses, $1.1 million in management fees, $0.7 million in organization expenses, $0.5 million in professional fees and $0.6 million in all other expenses, respectively. The Adviser reimbursed expenses of $0.3 million which were in excess of the annualized expense cap and paid all of the $0.7 million of organization expenses.

Net investment income

For the period from March 14, 2022 (inception) through December 31, 2022, net investment income was $9.5 million.

Net realized and unrealized gain or loss

For the period from March 14, 2022 (inception) through December 31, 2022, net realized gain was $0.3 million.

For the period from March 14, 2022 (inception) through December 31, 2022, the change in net unrealized depreciation on investments was ($14.7) million.

Incentive compensation

For the period from March 14, 2022 (inception) through December 31, 2022, the Company did not incur any incentive fees.

Income tax expense, including excise tax

The Company intends to elect to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its shareholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the period from March 14, 2022 (inception) through December 31, 2022, the Company incurred $11 excise tax.

Net increase in net assets resulting from operations

For the period from March 14, 2022 (inception) through December 31, 2022, the net change in net assets applicable to common shareholders resulting from operations was ($4.4) million.

Liquidity and capital resources

Our liquidity and capital resources are expected to be generated primarily through the initial private placement of shares of the Company’s common stock, borrowings under the Credit Agreement, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in debt instruments of portfolio companies, payments to service our debt and other general corporate purposes.

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the period from March 14, 2022 (inception) through December 31, 2022:

For the period from March 14, 2022 (inception) through December 31, 2022
Shares Issued	10,221,321
Average Price Per Share	$14.81
Proceeds	$151,363,368

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

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets less liabilities and indebtedness not represented by senior securities to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company’s sole initial shareholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result, under current law, the Company is permitted as a BDC to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (a two-to-one debt-to-equity ratio). As of December 31, 2022, the Company’s asset coverage ratio was 213.7%.

Net cash used in operating activities during the period from March 14, 2022 (inception) through December 31, 2022 was $262.5 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $284.4 million, and net investment income (net of non-cash income and expenses) of approximately $9.5 million.

Net cash provided by financing activities was $265.7 million during the period from March 14, 2022 (inception) through December 31, 2022, consisting primarily of $151.4 million from the issuance of common shares and $121.7 million from net amounts drawn on the Credit Agreement.

At December 31, 2022, we had $2.5 million in cash and cash equivalents and $0.8 million in restricted cash.

Contractual obligations

As of the date hereof, the Company does not have any other significant contractual payment obligations. However, the Company has entered into certain contracts under which the Company will have material future commitments.

The Company has entered into the Investment Advisory Agreement with the Adviser in accordance with the 1940 Act upon the Company’s election to be regulated as a BDC under the 1940 Act. Under the Investment Advisory Agreement, the Adviser will provide the Company with investment advisory and management services. For these services, the Company will pay (1) a management fee equal to a percentage of the value of the Company’s Weighted Average Net Asset Value (defined below) and (2) an incentive fee based on the Company’s performance.

The Company has entered into the Administration Agreement with the Administrator upon the Company’s election to be regulated as a BDC under the 1940 Act. Under the Administration Agreement, the Administrator will perform, or oversee the performance of, the Company’s required administrative services. Payments under the Administration Agreement will be based upon the Company’s allocable portion of the overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the fees of the Sub-Administrator, rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser’s third-party Order Management System), insurance and the Company’s allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator has entered into a sub-administration agreement with the Sub-Administrator, pursuant to which the Administrator will delegate certain administrative functions to the Sub-Administrator.

If any of the Company’s contractual obligations discussed above are terminated; the costs under any new agreements may increase. In addition, the Company will likely incur significant time and expense in locating alternative parties to provide the services that the Company expects to receive under the Investment Advisory Agreement and the Administration Agreement. Any new investment advisory agreement would also be subject to approval by the Company’s shareholders.

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

Distributions to shareholders for the period from March 14, 2022 (inception) through December 31, 2022 totaled $9.3 million ($0.98 per share).

Tax characteristics of any distributions are reported to shareholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

We elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our shareholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our shareholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

The Company has entered into the Investment Advisory Agreement with the Adviser in accordance with the 1940 Act. The Company entered into an Investment Advisory Agreement with the Adviser, effective as of March 31, 2022, in accordance with the 1940 Act.  On September 30, 2022 the Company and the Adviser entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”).  For these services, the Company will pay (1) a management fee equal to a percentage of the value of the Company’s Weighted Average Net Asset Value and (2) an incentive fee based on the Company’s performance.

The Company has entered into the Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator will perform, or oversee the performance of, the Company’s required administrative services. Payments under the Administration Agreement will be based upon the Company’s allocable portion of the overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the fees of the Sub-Administrator, rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser’s third-party Order Management System), insurance and the Company’s allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs.

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

The Company expects that there will not be readily available market values for many of the investments that will be in its portfolio, and the Company will value such investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, under the supervision of the Board pursuant to the Company’s valuation policy and process. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to the Company’s investors would be adversely affected. In connection with that determination, investment professionals from the Adviser, the Company’s Valuation Designee, will determine valuations of the investments in the portfolio company based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser’s investment professionals in the valuation process could result in a conflict of interest as the Adviser’s base management fee will be based, in part, on the Company’s net assets and the incentive fees will be based, in part, on unrealized gains and losses.

Under the incentive fee structure in the Investment Advisory Agreement, the Company’s adjusted net investment income for purposes thereof is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for the Adviser to the extent that it encourages the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. The Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to the Company on such securities. This risk could be increased because, under the Investment Advisory Agreement, the Adviser is not obligated to reimburse the Company for incentive fees it receives even if the Company subsequently incur losses or never receives in cash the deferred income that was previously accrued.

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

The professionals of the Adviser currently serve and may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does or of accounts sponsored or managed by the Adviser or its affiliates. Similarly, the Adviser or its affiliates currently manage and may have other clients with similar or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of the Company or its shareholders. As a result, those individuals may face conflicts in the allocation of investment opportunities among the Company and other accounts advised by or affiliated with the Adviser or its affiliates. Certain of these accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such other accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that the Company acquires, or originates, a limitation that does not exist for certain other accounts. The Adviser seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, there can be no assurance that such opportunities will be allocated to the Company fairly or equitably in the short-term or over time, and there can be no assurance that the Company will be able to participate in all investment opportunities that are suitable to it.

The Company is prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, five percent or more of the Company’s outstanding voting securities will be its affiliate for purposes of the 1940 Act, and the Company generally will be prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The Company will consider the Adviser and its affiliates to be its affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same portfolio company, without prior approval of the Independent Directors and, in some cases, the SEC. The Company will be prohibited from buying or selling any security from or to, among others, any person who owns more than 25% of the Company’s voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

The Company may, however, invest alongside the Adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, the Company may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting the Company and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Adviser, acting on the Company’s behalf and on behalf of its other clients, negotiates no term other than price. The Company may also invest alongside the Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the Adviser’s allocation policy.

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

The Company has committed to various investments with an aggregate par value of 65 million and disposed of existing investments with an aggregate par value of 8 million.

On February 6, 2023, the Company issued a capital call in the amount of $35 million to its investors with a due date of February 13, 2023. The Company issued 2,475,783 shares at January 31, 2023 net asset value of $14.04 for the funds received pursuant to this capital call.

On March 13, 2023, the Company’s Board of Directors declared a base distribution of $0.38 per share, payable on April 28, 2023 to stockholders of record as of March 31, 2023. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to a potential economic downturn or recession, the economic effects of the Russian invasion of Ukraine introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning a potential economic downturn or recession, the Russian invasion of Ukraine and its potential impact on our business and our operating results, see “Risk Factors”.

Investment valuation risk

Because there is not a readily available market value for certain of the investments in our portfolio, we value such of our portfolio investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of our Board of Directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our Board of Directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” as well as Notes 2 and 3 to our financial statements from March 14, 2022 (inception) through December 31, 2022 for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our investments in portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

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

At December 31, 2022, 81.2% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At December 31, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 90.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Based on our Statement of Assets and Liabilities as of December 31, 2022, the following table shows the annual impact on net investment income (excluding the related management fees and incentive fee impact) of base rate changes in interest rates (considering that interest rate floors for variable rate instruments and that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change (1)	Net Investment Income (Loss)	Net Investment Income (Loss) Per Share
Up 300 basis points	$4,925	$0.59
Up 200 basis points	3,506	0.42
Up 100 basis points	2,087	0.25
Down 100 basis points	(751)	(0.09)
Down 200 basis points	(2,184)	(0.26)
Down 300 basis points	(3,609)	(0.43)

(1) Includes the impact of our interest rate swaps as a result of interest rate changes. For interest rate swaps, we assume only the next 1 year is impacted by the change in base rate and so we multiply the notional amount of our swap by the Basis Point Change.  It does not adjust interest swaps for changes in future years, and it does not adjust interest rate swaps for the implied interest rate expectation in the swaps.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Redwood Enhanced Income Corp.

Opinion on the financial statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Redwood Enhanced Income Corp. (the “Company”) as of December 31, 2022, the related statements of operations, changes in net assets, and cash flows for the period from March 14, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the period from March 14, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

New York, New York

March 17, 2023

Redwood Enhanced Income Corp.
Statement of Assets and Liabilities
(in thousands, except share and per share data)

December 31, 2022
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $286,760)	$272,731
Total investments, at fair value: (cost of $286,760)	272,731

Cash and cash equivalents	2,536
Restricted cash	757
Derivatives, at fair value	375
Interest receivable	3,592
Deferred debt issuance costs	2,092
Prepaid expenses and other assets	317
Total assets	$282,400

Liabilities
Debt	$121,738
Interest and other debt related payables	309
Distributions payable	6,094
Payable for investments purchased	15,466
Management fees payable	511
Accrued expenses and other liabilities	475
Total liabilities	$144,593

Commitments and contingencies (Note 7)

Net assets	$137,807

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value 1,000,000,000 shares authorized, 10,224,654 shares issued and outstanding, respectively.	$10
Paid-in capital in excess of par	151,392
Distributable earnings (deficit)	(13,595)
Total net assets	137,807
Total liabilities and net assets	$282,400

Shares outstanding	10,224,654

Net asset value per share	$13.48

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statement of Operations

(in thousands, except share and per share data)

For the period from
March 14, 2022
(inception) through
December 31, 2022
Investment income:
Non-controlled, non-affiliated investment:
Interest income, excluding payment-in-kind (“PIK”)	$14,710
PIK income	321
Other income	92
Total investment income	15,123

Operating expenses:
Interest and other debt expenses	3,707
Organization expenses	671
Management fees	1,140
Administrative expenses	127
Professional fees	508
Directors’ fees	225
Custody and transfer agent fees	60
Other operating expenses	217
Total operating expenses, before expense reimbursement and waiver	6,655
Expense reimbursement	(313)
Organization expenses waived	(671)
Total operating expenses, net of expense reimbursement and waiver	5,671
Net investment income	9,452

Net realized and unrealized gain (loss) on derivatives:	384

Realized and unrealized gain (loss) on investment transactions:
Net realized gain (loss):
Non-controlled, non-affiliated investments	335
Net realized gain (loss)	335
Change in net unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(14,653)
Net change in net unrealized appreciation (depreciation)	(14,653)

Net realized and unrealized gain (loss) on foreign currency transactions:	125

Net realized and unrealized gain (loss)	(13,809)

Net increase (decrease) in net assets from operations	$(4,357)

Net investment income per share (basic and diluted)	$1.31
Earnings per share (1)	$(0.60)

Basic and diluted weighted average shares outstanding	7,233,652

(1) Computed based on the weighted average shares outstanding and capital activity during the time periods such earnings occurred.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.
Statement of Changes in Net Assets
(in thousands, except shares)

	Common Shares
	Shares	Par Amount		Paid-in-Capital in Excess of Par Value	Distributable Earnings (Loss)	Total Net Assets
Balance at March 14, 2022 (inception)	3,333	$—	(1)	$50	$—	$50
Issuance of common stock	10,221,321	10		149,845	—	149,855
Common stock issued from reinvestment of distributions	—	—		1,508	—	1,508
Distributions to shareholders	—	—		—	(9,249)	(9,249)
Net investment income	—	—		—	9,452	9,452
Net realized gain (loss)	—	—		—	335	335
Net unrealized gain (loss)	—	—		—	(14,144)	(14,144)
Excise tax reclassification	—	—		(11)	11	—
Balance at December 31, 2022 (2)	10,224,654	$10		$151,392	$(13,595)	$137,807
(1)	Par amount is zero due to rounding of shares.
(2)	Commencement of operations was April 1, 2022.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.
Statement of Cash Flows
(in thousands, except shares)

For the period from March 14, 2022 (inception) through December 31, 2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$(4,357)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(314,042)
Proceeds from disposition of investments	29,674
Net realized (gain) loss on investments	(335)
Change in net unrealized (appreciation)/depreciation of investments	14,653
Change in net unrealized (appreciation)/depreciation of foreign currency transactions	(624)
Net amortization of investment discounts and premiums	(1,761)
Amortization of deferred debt issuance costs	2,092
Interest and dividend income paid in kind	(296)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	(3,592)
Decrease (increase) in prepaid expenses and other assets	(317)
Decrease (increase) in derivatives, at fair value	(375)
Increase (decrease) in interest and other debt related payables	309
Increase (decrease) in payable for investments purchased	15,466
Increase (decrease) in management fees payable	511
Increase (decrease) in accrued expenses and other liabilities	475
Net cash provided by (used in) operating activities	(262,519)

Financing activities
Proceeds from shares of common stock sold	151,363
Debt borrowings	253,389
Debt repayments	(131,650)
Distribution paid	(3,156)
Deferred debt issuance costs paid	(4,184)
Net cash provided by (used in) financing activities	265,762

Net increase (decrease) in cash and cash equivalents (including restricted cash)	3,243
Cash and cash equivalents (including restricted cash) at beginning of period	50
Cash and cash equivalents (including restricted cash) at end of period	$3,293

Supplemental cash flow information
Interest and other debt expenses paid	$2,822
Upfront fees paid	$1,350
Other financing fees paid	$600
Reinvestment of stockholder distributions	$1,508

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments

December 31, 2022

(in thousands, except shares)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Debt
Beverage, Food, & Tobacco
Wellful Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 6.25%	4/21/2027	9,889	$9,502	$8,913	6.47%	(A)
							$9,502	$8,913	6.47
Construction & Building
Brand Industrial Services, Inc.	First Lien Term Loan	3M LIBOR	1.00%	L + 4.25%	6/21/2024	13,098	$12,225	$11,690	8.48	(A)
Gannett Fleming, Inc.	First Lien Term Loan	3M SOFR	1.00%	S + 6.60%	12/20/2028	8,636	$8,388	$8,420	6.11	(A) (E)
Gannett Fleming, Inc. (Revolver)	First Lien Loan	3M SOFR	1.00%	S + 6.60%	12/20/2028	1,364	$—	$(34)	(0.02)	(A) (D) (E)
New AMI I T/L (Associated Materials)	First Lien Term Loan	3M SOFR	0.50%	S + 6.00%	3/8/2029	4,000	$3,310	$3,410	2.47	(A)
							$23,923	$23,486	17.04
Consumer Goods: Durable
Peloton Interactive, Inc.	First Lien Term Loan	6M SOFR	0.50%	S + 7.00%	5/25/2027	9,681	$9,282	$9,496	6.89	(A) (C)
SVP Singer Holdings Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 6.75%	7/28/2028	13,459	$12,744	$11,395	8.27	(A)
							$22,026	$20,891	15.16
Consumer Goods: Non-Durable
Amer Sports Holding Oy (Finland)	First Lien Term Loan	3M EURIBOR	0.00%	E + 4.50%	3/30/2026	5,140	$4,694	$5,070	3.68	(A) (B)
Boardriders, Inc.	First Lien Term Loan	3M LIBOR	1.00%	L + 6.5% plus 1.50% PIK	4/23/2024	10,070	$9,640	$8,623	6.26	(A)
Farfetch US Holdings Inc. (United Kingdom)	First Lien Term Loan	3M SOFR	0.50%	S + 6.25%	10/20/2027	10,000	$9,369	$8,975	6.51	(A) (B) (C)
							$23,703	$22,668	16.45
FIRE: Real Estate
Pennsylvania Real Estate Investment Trust	First Lien Term Loan	1M LIBOR	0.50%	L + 5.74%	12/10/2023	15,700	$15,454	$14,934	10.83	(A)
Pennsylvania Real Estate Investment Trust (Revolver)	First Lien Term Loan	1M LIBOR	0.50%	L + 3.50%	12/10/2023	6,142	$958	$740	0.54	(A) (D)
							$16,412	$15,674	11.37
Healthcare & Pharmaceuticals
Covetrus, Inc.	First Lien Term Loan	3M SOFR	0.50%	S + 5.00%	10/13/2029	15,500	$14,578	$14,485	10.51	(A)
Inotiv, Inc.	First Lien Term Loan	6M LIBOR	1.00%	L + 6.25%	11/5/2026	11,922	$11,778	$11,386	8.26	(A) (C)
PDS Holdco Inc.	First Lien Delayed Draw Loan	3M LIBOR	0.75%	L + 4.50%	8/18/2028	747	$679	$681	0.50	(A)
PDS Holdco Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 4.50%	8/18/2028	7,758	$7,052	$7,073	5.13	(A)
							$34,087	$33,625	24.40
Retail
At Home Group, Inc.	First Lien Term Loan	3M LIBOR	0.50%	L + 4.25%	7/24/2028	5,755	$4,642	$4,507	3.27	(A)
Claire’s Stores, Inc.	First Lien Term Loan	1M LIBOR	NA	L + 6.50%	12/18/2026	13,893	$13,602	$12,480	9.06	(A)
							$18,244	$16,987	12.33
Services: Business
S&S Holdings, LLC	First Lien Term Loan	3M LIBOR	0.50%	L + 5.00%	3/11/2028	13,171	$12,329	$11,909	8.64	(A)
							$12,329	$11,909	8.64
Services: Consumer
Delivery Hero Germany GmbH (Germany)	First Lien Term Loan	3M SOFR	0.50%	S + 5.75%	7/9/2027	9,712	$9,241	$9,315	6.76	(A) (B)
Spring Education Group, Inc.	First Lien Term Loan	3M LIBOR	NA	L + 4.00%	7/30/2025	9,922	$9,255	$9,665	7.01	(A)
							$18,496	$18,980	13.77
Software
Atlas Purchaser, Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 5.25%	5/8/2028	11,113	$10,685	$7,754	5.63	(A)
							$10,685	$7,754	5.63
Technology Enabled Services
Electronics For Imaging, Inc.	First Lien Term Loan	3M LIBOR	0.00%	L + 5.00%	7/23/2026	9,154	$8,945	$6,069	4.40	(A)
							$8,945	$6,069	4.40
Transportation: Consumer
Hornblower Holdings, LP	First Lien Term Loan	3M LIBOR	1.00%	L + 8.13%	11/10/2025	12,515	$12,704	$12,515	9.08	(A)
							$12,704	$12,515	9.08
Wholesale
Unique Bidco AB (Sweden)	First Lien Term Loan	3M EURIBOR	0.00%	E + 5.25%	3/11/2029	7,420	$6,755	$7,446	5.40	(A) (B)
							$6,755	$7,446	5.40
Total First Lien Debt							$217,811	$206,917	150.14%

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Continued)

December 31, 2022

(in thousands, except shares)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Corporate Bond
Capital Equipment
JPW Industries Holding Corporation	Corporate Bond	NA	NA	9.00%	10/1/2024	4,520	$4,291	$3,895	2.83%	(A)
							$4,291	$3,895	2.83
Chemicals, Plastics, & Rubber
LSB Industries, Inc.	Corporate Bond	NA	NA	6.25%	10/15/2028	5,540	$4,909	$5,048	3.66	(A) (C)
							$4,909	$5,048	3.66
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	NA	5.0% plus 4.00% PIK	8/5/2026	12,681	$12,681	$13,040	9.46	(A) (B) (E)
							$12,681	$13,040	9.46
Retail
At Home Group, Inc.	Corporate Bond	NA	NA	4.88%	7/15/2028	8,418	$6,641	$5,941	4.31	(A)
Guitar Center, Inc.	Corporate Bond	NA	NA	8.50%	1/15/2026	12,770	$11,541	$10,571	7.67	(A)
							$18,182	$16,512	11.98
Services: Business
Carlson Travel, Inc.	Corporate Bond	NA	NA	8.50%	11/19/2026	10,610	$9,842	$8,942	6.49	(A)
							$9,842	$8,942	6.49
Services: Consumer
Stonemor, Inc.	Corporate Bond	NA	NA	8.50%	5/15/2029	4,732	$4,377	$3,812	2.77	(A) (C)
							$4,377	$3,812	2.77
Software
Aptos Canada, Inc.	Corporate Bond	1M LIBOR	1.00%	L + 7.50%	3/4/2027	15,000	$14,667	$14,565	10.57	(A) (E)
							$14,667	$14,565	10.57
Total Corporate Bonds							$68,949	$65,814	47.76%

Total Investments - non-controlled/non-affiliated							$286,760	$272,731	197.90%
Cash and Cash Equivalents and Restricted Cash
Cash and Cash Equivalents							$2,536	$2,536	1.84	(F)
Restricted Cash							$757	$757	0.55	(G)
Total Cash and Cash Equivalents and Restricted Cash							$3,293	$3,293	2.39%

Total Investments, Cash and Cash Equivalents and Restricted Cash							$290,053	$276,024	200.29%

Derivatives, at fair value	Company Receives	Company Pays		Counterparty	Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461%		Goldman Sachs & Co. LLC	6/17/2027	7,000		$153
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601%		Goldman Sachs & Co. LLC	7/7/2027	5,000		$222
Total						12,000		$375

Notes to the Schedule of Investments:

(A)	Debt investments include investments in bank debt and corporate bonds that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(C)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(D)	Includes an unfunded commitment that was acquired and/or valued at a discount.
(E)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (See Note 3).
(F)	Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - First American Government Obligations Fund (FGXXX) at an average one year yield of 1.5% as of December 31, 2022.
(G)	The total value of restricted cash and securities as of December 31, 2022 was $757,139 or 0.3% of total cash and investments of the Company.

LIBOR, SOFR or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $314,042 and $29,674, respectively, for the period from March 14, 2022 (inception) through December 31, 2022. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. As of December 31, 2022, approximately 26.8% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

Our investment objective is to seek current income as well as capital appreciation, while emphasizing the preservation of capital. The Company’s focus is fixed income investments, primarily in the senior layers of the capital structure of leveraged companies. These investments primarily consist of loans and bonds, sourced either through direct investments, the syndicated market or through trading in the secondary market. In connection with the Company’s debt investments, the Company may also receive equity interests such as options, warrants or other instruments as additional consideration.

The Company generally expects to invest in middle market companies, which the Adviser considers to be companies with annual earnings before interest, taxes, depreciation and amortization (EBITDA) of between $50 million and $300 million. The Company may also invest in smaller or larger companies if an attractive opportunity presents itself, particularly during periods of market dislocation.

The companies in which the Company intends to invest typically are highly leveraged, and, in most cases, not rated by national rating agencies. If such companies were rated, the Adviser believes that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national securities rating organizations. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk and have speculative characteristics as compared to investment grade debt instruments.

2. Summary of Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC for year-end reporting. The Company is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the FASB ASC Topic 946. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

The Company’s first fiscal period ended on December 31, 2022.

2. Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period presented. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and such differences could be material.

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

The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of December 31, 2022, our cash balance exceeded federally insured limits. The Adviser continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account. Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of December 31, 2022, was $2,536.

Restricted Cash

Restricted cash represents cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of December 31, 2022, restricted cash included $757 held with Goldman Sachs & Co. LLC. as collateral for interest rate swaps. Restricted cash is carried at cost, which approximates fair value.

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

Unsettled Purchases and Sales of Investments

Investment transactions are recorded based on the trade date of the transaction. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. While purchases and sales of the Company’s syndicated senior secured loans generally settle on a T+7 basis, the settlement period will sometimes extend past the scheduled settlement. In such cases, the Company generally is contractually owed and recognizes interest income equal to the applicable margin (“spread”) beginning on the T+7 date. Such income is accrued as interest receivable and is collected upon settlement of the investment transaction.

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

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

●	Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.
●	Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.
●	Level 3: Unobservable inputs for the asset or liability.

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

When market quotations are not readily available, the Valuation Designee seeks to obtain fair values from independent pricing services or at bid prices obtained from at least two brokers or dealers, if available, or otherwise from a principal market maker or a primary market dealer.

If the Valuation Designee has a bona fide reason to believe that any such market quotes or values from independent pricing services or broker/dealers does not reflect the fair value of an investment, a fair value may be determined for such investments by the Valuation Designee in accordance with the Company’s valuation procedures. At least once annually, the Adviser will utilize an independent third-party valuation firm to assist in determining fair value of each such investment.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at December 31, 2022 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S.

2. Summary of Significant Accounting Policies (Continued)

dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in realized and unrealized gain (loss) on foreign currency transactions.

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

Expenses

Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, directors’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis. As noted in Note 5, certain expenses of the Company are subject a cap as agreed with the Adviser.

Organization and Offering Costs

The Adviser has agreed to reimburse the Company organization and offering costs in an amount not to exceed $1,000. Organization and offering costs will only be borne by the Company if such expense exceeds $1,000, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of shares of the Company will be charged to the paid-in-capital upon the sale of shares. For the period from March 14, 2022 (inception) through December 31, 2022, the Adviser incurred organization expenses on behalf of the Company of $671, respectively.

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

Distributions

Distributions to common shareholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors and depends on the Company’s earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return

The Company intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and may carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to shareholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions, if any, paid to shareholders may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ended December 31, 2022. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from U.S. GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

At December 31, 2022, the Company’s investments were categorized as follows:

	Fair Value Measurements
December 31, 2022	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien term loan (2)	$—	$198,531	$8,386	$206,917
Corporate bond	—	38,209	27,605	65,814
Total investments	$—	$236,740	$35,991	$272,731
Derivatives	$—	$375	$—	$375
Cash and cash equivalents	$2,536	$—	$—	$2,536
Restricted cash	$757	$—	$—	$757
(1)	Fair value based upon quoted prices in inactive markets or quotes for comparable investments.
(2)	Includes senior secured loans.

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2022 included the following:

	December 31, 2022
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$13,040	Yield analysis	Market yield	18.48%	18.48%	18.48%
		Black Scholes Option Pricing Model	Volatility	55.00%	65.00%	60.00%
		Black Scholes Option Pricing Model	Term	3.5 Years	4.5 Years	4.0 Years
		Black Scholes Option Pricing Model	Risk Free Rate	4.05%	4.16%	4.11%
Corporate bond	$14,565	Yield analysis	Market yield	12.84%	13.97%	13.40%
		EV market multiple analysis	EBITDA multiple (1)	11.50x	12.50x	12.00x
First lien term loan	$8,386	Recent transactions	Transaction price	NA	NA	NA
Total	$35,991
(1)	The selected EV / LTM EBITDA was 12.00x multiple, representing a 27.6% discount from the Adjusted Mean LTM EBITDA multiple.

3. Investments (Continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Decrease	Increase
Yield	Decrease	Increase

Changes in investments categorized as Level 3 for the period from March 14, 2022 (inception) through December 31, 2022 were as follows:

	For the period from March 14, 2022 (inception) through December 31, 2022
	First Lien Term Loan	Corporate Bond	Total Investments
Beginning balance	$—	$—	$—
Net realized and unrealized gains (losses)	(2)	257	255
Acquisitions (1)	8,388	27,348	35,736
Dispositions	—	—	—
Ending balance	$8,386	$27,605	$35,991
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$(2)	$257	$255

(1) Includes payments received in kind and accretion of original issue and market discounts.

(2) There were no transfers between levels.

4. Derivative Instruments

The Company enters into interest rate swap contracts from time to time to help mitigate the impact that an adverse change in interest rates would have on the value of the Company’s fixed rate investments. As of December 31, 2022, the counterparty to these Interest Rate Swap Contracts was Goldman Sachs & Co. LLC.

Certain information related to the Company’s derivative instruments as of December 31, 2022 is presented below.

December 31, 2022
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Interest rate swap	$7,000	6/17/2027	$153	$—	Derivatives, at fair value
Interest rate swap	$5,000	7/7/2027	$222	$—	Derivatives, at fair value

Net realized gains (losses) on derivative instruments recognized by the Company for the period from March 14, 2022 (inception) through December 31, 2022 is in the following location in the statements of operations:

Derivative Instrument	Statement Location	For the period from March 14, 2022 (inception) through December 31, 2022
Interest rate swaps	Net realized gains (losses) from derivatives	$9
Total		$9

4. Derivative Instruments (Continued)

Net unrealized gains (losses) on derivative instruments recognized by the Company for the period from March 14, 2022 (inception) through December 31, 2022 is in the following location in the statements of operations:

Derivative Instrument	Statement Location	For the period from March 14, 2022 (inception) through December 31, 2022
Interest rate swaps	Net unrealized gains (losses) from derivatives	$375
Total		$375

5. Fees, Expenses, Agreements and Related Party Transactions

Investment Advisory Agreement

The Company entered into the Investment Advisory Agreement with the Adviser, effective as of March 31, 2022, in accordance with the 1940 Act. On September 30, 2022 the Company and the Adviser entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”). For these services, the Company pays (1) a management fee equal to a percentage of the value of the Company’s Weighted Average Net Asset Value (defined below) and (2) an incentive fee based on the Company’s performance.

Base Management Fee

The Base Management Fee shall be calculated at a quarterly rate equal to 0.375% (i.e., 1.50% annually) of the Company’s Weighted Average Net Asset Value for the quarter; provided that the quarterly base management fee will be decreased to 0.25% (i.e., 1.00% annually) of the value of the Company’s Weighted Average Net Asset Value during any extension of the period in which the Company may complete a listing of shares of the Company’s common stock on a national securities exchange or a merger or other transaction in which investors receive cash or shares of a publicly-listed issuer. “Weighted Average Net Asset Value” means, at the time of any calculation, the weighted average shares outstanding multiplied by the average of the beginning net asset value per share and ending net asset value per share (prior to management and incentive fees) of a period of time. For the period from March 14, 2022 (inception) through December 31, 2022, the Company incurred $1,140 in base management fees. As noted in Note 9, the Adviser reduced the Base Management Fee charged by $15 for the quarter ended June 30, 2022.

Incentive Fee

The incentive fee payable under the Investment Advisory Agreement has two parts, as follows:

One part is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance) such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense or amendment fees under any credit facility and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle. The Company will pay the Adviser an incentive fee with respect to Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

(1)	No incentive fee in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of one and a half percent (1.50%) per quarter (6.00% annualized);
(2)	One hundred percent (100%) of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Adviser pursuant to the income incentive fee equal fifteen percent (15%) of the Company’s Pre-Incentive Fee Net

5. Fees, Expenses, Agreements and Related Party Transactions (Continued)

Investment Income as if a hurdle rate did not apply. This portion of the Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 1.76%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with 15% of the Company’ Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply; and

(3)	Fifteen percent (15%) of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.76% in any calendar quarter (7.04% annualized).

These calculations will be pro-rated for any period of less than a full calendar quarter and will be adjusted for share issuances or repurchases during the relevant quarter, if applicable.

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 15% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

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

Incentive Fee Cap

No incentive fee will be paid to the Adviser to the extent that, after such payment, the cumulative income-based incentive fees and capital gains-based incentive fees paid to date would be greater than fifteen percent (15%) of the Company’ Cumulative Pre-Incentive Fee Net Income since the date of its election to become a BDC (the “Incentive Fee Cap”). “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the date of the Company’s election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, since the date of the Company’ election to become a BDC. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the income-based incentive fee and the capital gains-based incentive fee as calculated above, then the difference between (a) such amount and (b) the Incentive Fee Cap will not be paid by the Company, and will not be received by the

Adviser, either at the end of such relevant period or at the end of any future period. For the period from March 14, 2022 (inception) through December 31, 2022, the Company did not incur any incentive fees.

Administration Agreement

The Company entered into the Administration Agreement with the Administrator pursuant to which the Administrator will furnish the Company with office facilities, equipment and clerical, bookkeeping and record keeping services. Under the Administration Agreement, the Administrator will perform or will oversee the performance of, the Company’s required administrative services, which will include, among other activities, being responsible for the financial records the Company is required to maintain and preparing reports to the Company’ shareholders and reports filed with the SEC. In addition, the Administrator will assist the Company in determining and publishing its net asset value, will oversee the preparation and filing of the Company’s tax returns and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to it by others. For providing these services, facilities and personnel, the Company may reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including fees of the Sub-Administrator, rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser’s third-party Order Management System), insurance and the Company’s allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator also will offer on the Company’s behalf managerial assistance to portfolio

5. Fees, Expenses, Agreements and Related Party Transactions (Continued)

companies to which the Company will be required to offer such assistance. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator.

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

Common expenses frequently will be incurred on behalf of the Company and one or more of the Adviser’ other clients. The Adviser will seek to allocate those common expenses among the Company and such other clients in a manner that is fair and reasonable over time, and the Adviser may bear certain expenses directly that otherwise are not allocated to the Company or to its other clients. To address potential conflicts of interest, the Adviser has adopted and implemented policies and procedures for the allocation of common expenses. The Adviser, for instance, will allocate expenses to clients, including the Company, in accordance with the client’ arrangements with the Adviser. In addition, the Adviser may use a variety of methods to allocate common expenses, including methods based on assets under management, relative use of a product or service, the nature or source of a product or service, the relative benefits derived by the Company and its other clients from a product or service, size of the Company’ or the other clients’ investment, or other relevant factors. Expense allocations may, at times, depend on subjective determinations by the Adviser. Allocations of common expenses by the Adviser to the Company will be subject to the review and approval of the Company’s Board of Directors.

The Adviser has agreed to limit, indefinitely, the amount of Specified Expenses (defined below) borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company’s aggregate capital commitments (“Capital Commitments”) and (ii) the Company’s net assets, at the time of determination (the “Expense Cap”). Specified Expenses include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting; (ii) printing and mailing expenses; (iii) professional fees, consisting of legal, compliance, tax and audit fees; (iv) treasury and compliance function expenses, including the salary of any internal resources of the Adviser and its affiliates reimbursed by the Company; (iv) research expenses relating to Bloomberg, expert network services, and investment research subscriptions, (v) fees and expenses of directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser (such directors, “Independent Directors”)); (vi) premiums for director and officer and errors and omissions insurance; and (vii) valuation of Company investments. For the avoidance of doubt, Specified Expenses will not include any other expenses of the Company incurred in connection with its operations, including but not limited to, (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other leverage arrangements, (vi) brokerage commissions, expenses related to litigation and potential litigation, and extraordinary expenses not incurred in the ordinary course of the Company’s business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors.

The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. For the Company’s first year of operations, the Specified Expenses will be annualized and to the extent such annualized Specified Expenses exceed the Expense Cap for such period on an annualized basis, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. Such waivers are not subject to future reimbursement by the Company. During the period from March 14, 2022 (inception) to December 31, 2022, the Adviser reimbursed the company $313 for the annualized expenses in excess of the cap.

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

The Credit Agreement includes the following financial covenants: (i) a minimum shareholders equity financial covenant that requires the Company to maintain a minimum shareholders’ equity as of the last day of any fiscal quarter of at least $40,740 plus 50% of the net proceeds of sales of certain equity interests after the effective date of the Credit Agreement, (ii) an obligors’ net worth financial covenant that requires the obligors’ net worth to be no less than the minimum shareholders’ equity minus 50% of the lesser of (x) the aggregate investment in Financing Subsidiaries (as defined therein) and (y) 25% of the Company’s capital commitments, (iii) a asset coverage ratio financial covenant that requires the asset coverage ratio to be no less than 150% at any time (after giving effect to exemptive orders specified therein) and (iv) a interest coverage ratio financial covenant that requires the interest coverage ratio as of the last day of any fiscal quarter to be no less than 2.00:1.00. The Credit Agreement also includes other affirmative and negative covenants, including without limitation covenants that restrict certain indebtedness, liens, investments, restricted payments and transactions with affiliates. The Company’s obligations to the lenders under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.

The Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable.

As of December 31, 2022, the Company was in compliance with all covenants and other requirements of the Credit Agreement.

6. Debt (Continued)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the period from March 14, 2022 (inception) through December 31, 2022:

For the period from March 14, 2022 (inception) through
December 31, 2022
Average debt outstanding	$67,735
Maximum amount of debt outstanding	131,276

Weighted average annualized interest cost (1)	5.68%
Annualized amortized debt issuance cost	1.04%
Total annualized interest cost	$6.72%
(1)	Includes the stated interest expense and commitment fees on the unused portion of the Credit Agreement. Commitment fees for the period from March 14, 2022 (inception) through December 31, 2022 were $372.

Total expenses related to debt included the following:

For the period from March 14, 2022 (inception) through
December 31, 2022
Interest expense	$3,131
Amortization of deferred debt issuance costs	576
Total	$3,707

During the period from March 14, 2022 (inception) through December 31, 2022, there was maximum of $131,276 of debt outstanding under the Credit Agreement, with a weighted-average interest rate, excluding amortized debt issuance cost of 5.68%. Outstanding debt is carried at amortized cost in the Statement of Assets and Liabilities. As of December 31, 2022, the estimated fair value of the outstanding debt approximated its carrying value.

7. Commitments and Contingencies

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

The Schedule of Investments includes certain revolving loan facilities and other commitments with unfunded balances at December 31, 2022 as follows:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment
First Lien Loan
PREIT Associate, L.P.	Revolver	12/10/2023	5,080
Gannett Fleming, Inc.	Revolver	12/20/2028	1,364
Total Unfunded Commitments			6,444

7. Commitments and Contingencies (Continued)

The Company has various commitments to fund various revolving and delayed draw senior secured loans on behalf of certain portfolio companies. As of December 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

Investments—non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
First Lien Loan
Athena Holdco S.A.S. (1)	Term Loan	10,070
Athena Holdco S.A.S. (2)	Delayed Draw Term Loan	1,180
Total Unfunded Commitments		11,250
(1)	Subsequent to December 31, 2022 the term loan commitment was increased by 7.8 million, the total commitment is now 17.9 million.
(2)	Subsequent to December 31, 2022 the delayed draw term loan commitment was increased by 0.9 million, the total commitment is now 2.1 million.

The unfunded revolver obligations may or may not be funded to the borrowing party in the future but the entire amount was eligible for funding to the borrowers as of December 31, 2022, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. The Company’s commitment to fund term loans and delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants. For commitments to fund delayed draw loans with performance thresholds, borrowers are required to meet certain performance requirements before the Company is obligated to fulfill these commitments.

8. Income Taxes

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax period ended December 31, 2022 were as follows:

For the period from March 14, 2022 (inception) through December 31, 2022
Ordinary income	$(9,249)
Return of capital	—
Total distributions paid to stockholders	$(9,249)

The below table reflects the per share distribution including IRC Section 67 expenses deemed paid as of December 31, 2022, only applicable to each U.S. stockholders that is an individual, trust or estate:

For the period from March 14, 2022 (inception) through December 31, 2022
Ordinary income	$0.98
Section 67 expenses	0.16
Total ordinary income	$1.14

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

8. Income Taxes (Continued)

The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax year ended December 31, 2022:

For the period from March 14, 2022 (inception) through December 31, 2022
Net increase (decrease) in net assets from operations	$(4,357)
Adjustments:
Net change in unrealized losses (gains)	14,144
Expenses not currently deductible	11
Realized gain/loss differences (1)	7
Taxable income before deductions for distributions	$9,805
(1)	These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.

As of December 31, 2022, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2023.

As of December 31, 2022, the components of Distributable Earnings/(Accumulated Losses) on a tax basis were as follows:

For the period from March 14, 2022 (inception) through December 31, 2022
Undistributed Ordinary Income	$556
Unrealized Appreciation / (Depreciation)	(14,144)
Other Temporary Differences	(7)
Total Distributable Earnings (Accumulated Losses)	$(13,595)

During the period from March 14, 2022 (inception) through December 31, 2022, the Company recorded reclassifications for permanent book to tax differences. The permanent difference related to excise tax on undistributed income. This difference increased ordinary income by $11 and decreased additional paid in capital by $11. This reclassification had no effect on net assets.

As of December 31, 2022, the estimated cost basis of investments for U.S. federal tax purposes was equal to book cost.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

9. Other Related Party Transactions

The Company, the Administrator, the Adviser and affiliates may be considered related parties. From time to time, the Adviser advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At December 31, 2022, there were no amounts reimbursable to the Adviser by the Company.

Pursuant to the Administration Agreement, the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the period March 14, 2022 (inception) through December 31, 2022, no such costs were allocated to the Company.

The Adviser has agreed to pay organization costs in an amount not to exceed $1,000 on behalf of the Company. Organization and offering costs will only be borne by the Company if such costs exceeds $1,000, at which time, costs associated with the organization of the Company will be expensed as incurred. For the period from March 14, 2022 (inception) through December 31, 2022, the Adviser paid $671 of organization costs on behalf of the Company. These costs were waived by the Adviser as per the Investment Advisory Agreement.

On April 1, 2022, the Company entered into a facility agreement with certain affiliates of the Adviser to acquire its initial portfolio investments by purchasing certain investments owned and held by such affiliates. The Company paid $71,449 in consideration to acquire the portfolio.

9. Other Related Party Transactions (Continued)

As discussed in the definitive proxy statement of the Company, filed with the SEC on September 19, 2022 (the “Proxy Statement”), the Company held a special meeting of shareholders (the “Special Meeting”) to approve an amended and restated Investment Advisory Agreement. The Company’s shareholders approved the Investment Advisory Agreement at the Special Meeting.

The Investment Advisory Agreement provides for the quarterly base management fee described above. Previously, the base management fee was calculated based on the value of the Company’s net assets excluding cash and cash equivalents at the end of the two most recently completed calendar quarters. The Adviser reduced the Base Management for the quarter ended September 30, 2022, for the difference in the base management fee charged for the quarter ended June 30, 2022 and the base management fee that would have been charged under the amended and restated Investment Advisory Agreement for such period. The amount of the reduction was $15.

10. Shareholders’ Equity and Dividends

As of December 31, 2022, the Company had received $316,000 of equity commitments to purchase shares of the Company’s common stock. As of December 31, 2022, $149,855 (47.42% of total commitments) had been called.

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a shareholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s dividend reinvestment plan are through newly issued shares. The following table summarizes the Company’s dividends declared and paid for the period from April 1, 2022 (commencement of operations) through December 31, 2022.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
September 15, 2022	September 30, 2022	October 28, 2022	Regular	$0.38	$3,156
December 15, 2022	December 30, 2022	January 27, 2023	Regular	0.38	3,884
December 15, 2022	December 30, 2022	January 27, 2023	Special	0.22	2,209
				$0.98	$9,249

11. Financial Highlights

The financial highlights below show the Company’s results of operations for the period from April 1, 2022 (commencement of operations) through December 31, 2022. Activity incurred prior to the commencement of operations was not considered to compute the ratios.

For the period from April 1, 2022 (commencement of operations) through December 31, 2022
Per Share Data:
Per share NAV at beginning of period	$15.00

Investment operations:
Net investment income (1)	1.31
Net realized and unrealized gain (loss) (2)	(1.66)
Total from investment operations	(0.35)
Distributions declared from net investment income	(0.98)
Issuance of shares	(0.19)
Total increase (decrease) in net assets	(1.52)
Per share NAV at end of period	13.48

Total return based on net asset value (3)	(2.35)%

Shares outstanding at end of period	10,224,654
Ratios to average net asset value: (4)
Net investment income	11.85%
Expenses before incentive fee (5)	7.05%
Expenses after incentive fee (6)	7.05%

Ending net asset value	$13.48
Portfolio turnover rate	10.88%
Weighted-average debt outstanding	$67,735
Weighted-average interest rate on debt (7)	5.68%
Weighted-average number of shares of common stock	7,233,652
Weighted-average debt per share	$6.61
Asset coverage ratio (8)	213.7%
(1)	Per share changes in net asset value are computed based on the weighted average of shares outstanding during the time such activity occurred.
(2)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	Not annualized for periods less than one year. Total return based on net asset value equals the change in net asset value per share from investment operations during the period, divided by the beginning net asset value per share at the beginning of the period.
(4)	Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses. Weighted average net assets were calculated based considering the capital call activity during the periods.
(5)	Includes interest and other debt costs.
(6)	Includes incentive fees and all Company expenses including interest and other debt costs.
(7)	Excludes amortized debt issuance cost.
(8)	In accordance with the 1940 Act, with certain, limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statement, except as disclosed below:

The Company committed to various investments with an aggregate par value of 65 million and disposed of existing investments with an aggregate par value of 8 million.

On February 6, 2023, the Company issued a capital call in the amount of $35 million to its investors with a due date of February 13, 2023. The Company issued 2,475,783 shares at January 31, 2023 net asset value of $14.04 for the funds received pursuant to this capital call.

On March 13, 2023, the Company’s Board of Directors declared a base distribution of $0.38 per share, payable on April 28, 2023 to stockholders of record as of March 31, 2023. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), we, including our Co-Presidents and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including our Co-Presidents and Chief Financial Officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Co-Presidents and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Board of Directors and Leadership Structure

The Company’s business and affairs are managed under the direction of the Board of Directors. The Board of Directors consists of five members, three of whom are Independent Directors. The Board of Directors has elected the Company’s officers, who serve at the discretion of the Board of Directors. The Company believes that the small size of the Board of Directors creates a highly efficient governance structure that provides ample opportunity for direct communication and interaction between the Adviser and the directors.

Ruben Kliksberg, the CEO of the Adviser, and, Sean Sauler, the Deputy-CEO of the Adviser, and therefore interested persons of the Company, serve as Co-Chairmen of the Board of Directors. The Company believes that it is in the best interests of stockholders for Mr. Kliksberg and Mr. Sauler to lead the Board of Directors because of their broad experience with the day-to-day management and operation of other investment funds and their significant background in the financial services industry, as described below. The Board of Directors has not initially identified a lead Independent Director. However, the Company believes that the Board of Directors’ proposed leadership structure, in which (1) 60% of the directors are Independent Directors and, as such, are not affiliated with the Adviser, and (2) each of its standing committees is chaired by an Independent Director, is appropriate in light of the services that the Adviser will provide the Company and the potential conflicts of interest that could arise from these relationships.

Board of Directors’ Risk Oversight Role

The Board of Directors performs its risk oversight function primarily through (1) its two standing committees, described more fully below, which report to the Board of Directors and are comprised solely of Independent Directors and (2) monitoring by the Chief Compliance Officer in accordance with the Company’s compliance policies and procedures.

The Board of Directors’ Audit Committee and Nominating and Corporate Governance Committee assist the Board of Directors in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the Company’s accounting and financial reporting processes and the Company’s independent registered public accounting firm. The Nominating and Corporate Governance Committee’s risk oversight responsibilities include nominating directors for election by the Company’s stockholders, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the directors and management. Because they are comprised solely of Independent Directors, the Audit Committee and the Nominating and Corporate Governance Committee are able to exercise their oversight responsibilities without any conflict of interest that might discourage critical questioning and review.

The Board of Directors also perform its risk oversight responsibilities with the assistance of the Chief Compliance Officer. The Chief Compliance Officer will prepare a written report annually discussing the adequacy and effectiveness of the Company’s compliance policies and procedures and certain of its service providers. The Chief Compliance Officer’s report, which is reviewed by the Board of Directors, will address, at a minimum, (1) the operation of the Company’s compliance policies and procedures and certain of its service providers since the last report; (2) any material changes to such policies and procedures since the last report; (3) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (4) any compliance matter that has occurred since the date of the last report about which the Board of Directors would reasonably need to know to oversee the Company’s compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Directors at least once each year.

The Company believes that the Board of Directors’ role in risk oversight is effective and appropriate given the extensive regulation to which the Company will be subject as a BDC. See “Item 1. Business—Regulation as a Business Development Company.” However, the Board of Directors will continually re-examine the manner in which it administers its risk oversight function to ensure that it meets the Company’s needs.

Directors

Under the Company’s charter, the directors are divided into three classes and, after the expiration of their initial terms, will be elected for staggered terms ending at the third annual meeting of stockholders following their election, with a term of office of one of the three classes of directors expiring at each annual meeting of stockholders. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies.

Information regarding the Board of Directors is as follows:

Name	Age	Position(s) with the Company	Term of Office and Length of Service	Other Directorships Held During the Past Five Years
Independent Directors
Jeanne L. Manischewitz	49	Director	Director since 2022; term expires 2023	Graf Acquisition Corp. IV (January 2021 – present); Healthcare Services Acquisition Corporation (October 2021 – January 2023)
Boris Onefater	55	Director	Director since 2022; term expires 2024	None
Jennifer Rosenthal	35	Director	Director since 2022; term expires 2025	None
Interested Directors
Ruben Kliksberg	44	Co-Chairman and Co-President	Director since 2022; term expires 2024	None
Sean Sauler	40	Co-Chairman and Co-President	Director since 2021; term expires 2025	None

The address for each officer is c/o Redwood Enhanced Income Corp., 250 West 55th Street, 26th Floor, New York, NY 10019.

Officers Who are Not Directors

The following information pertains to officers who are not directors of the Company.

Name	Age	Position(s) with the Company	Term of Office and Length of Service
Toni Healey	53	Chief Financial Officer and Treasurer	Since 2022
Adam Bensley	45	Chief Compliance Officer and Secretary	Secretary since 2021; Chief Compliance Officer since 2022

The address for each director is c/o Redwood Enhanced Income Corp., 250 West 55th Street, 26th Floor, New York, NY 10019.

Biographical Information

The Company believes that, collectively, the directors have balanced and diverse experience, qualifications, attributes and skills, which will allow the Board of Directors to operate effectively in governing the Company and protecting the interests of the Company’s stockholders. Below is a description of the specific experiences, qualifications, attributes and/or skills that each director possesses.

Independent Directors

Jeanne L. Manischewitz is an experienced fiduciary and investment professional with over 25 years in the financial services industry. Most recently she spent 15 years at York Capital Management where she was a portfolio manager and a partner of the firm until September 2020. During that time, she also served on the firm’s ESG committee and was a steering committee member of the Women’s Network. Prior to her time at York Capital Management, Ms. Manischewitz spent a total of seven years as a senior credit analyst at Moore Capital Management and Halcyon Capital Management. Ms. Manischewitz started her career on Wall Street as an investment banker at Salomon Smith Barney. She currently serves on the boards of Graf Acquisition Corp. IV and Healthcare Services Acquisition Corporation, each a specialty purpose acquisition company (SPAC), and the Museum of the City of New York. Ms. Manischewitz received her undergraduate degree from Princeton University.

Boris Onefater was the founder and Chief Executive Officer of Constellation Advisers LLC, an investment advisory services business, and is a seasoned executive with over 30 years of investment management experience. Since he founded Constellation in 2008, Mr. Onefater has focused his efforts on working with alternative and traditional investment management clients, and assisting investors with their accounting, compliance, middle office, governance, due diligence and operational infrastructure needs. Previously Mr. Onefater served as Chief Executive Officer, Chief Financial Officer and Chief Operating Officer at Dreman Value Management, a

$20 billion asset management firm, and as Partner and National Hedge Company Director at Deloitte & Touche LLP, where he built and managed the firm’s investment management consulting practice. Mr. Onefater received his B.S. degree in Accounting and Finance at New York University and is a Certified Public Accountant in the State of New York.

Jennifer Rosenthal began her career at Morgan Stanley in the Investment Banking Division where she worked in the Mergers and Acquisitions group. Ms. Rosenthal then spent eight years investing in healthcare equities at S.A.C. Capital Advisors, Highbridge Capital Management LLC and Hutchin Hill Capital LP. Most recently she was the Chief Financial Officer of Kargoe, an online retail platform. Ms. Rosenthal graduated from the University of Michigan’s Ross School of Business in 2009.

Interested Directors

Ruben Kliksberg is currently Chief Executive Officer and Chief Investment Officer of the Adviser. Mr. Kliksberg joined the Adviser in 2005. He became Deputy Portfolio Manager of the Redwood Master Fund, Ltd and the Redwood Drawdown Funds in 2013. He became Co-Chief Executive Officer of the Adviser, and Co-Portfolio Manager of the Redwood Master Fund, Ltd and the Redwood Drawdown Funds, in 2017. From 2000 until 2002, Mr. Kliksberg worked as an analyst at the Investment Banking Technology Group of Credit Suisse, where he was an advisor on mergers and acquisitions and corporate finance transactions. From 1999 until 2000, Mr. Kliksberg worked for the International Finance Corporation of the World Bank, making private direct debt and equity investments in companies in emerging markets. Mr. Kliksberg graduated cum laude from Georgetown University in 1999. He received an M.B.A. with High Distinction Honors (Baker Scholar) from Harvard Business School, and a Masters in Public Administration from the Harvard Kennedy School of Government in 2005.

Sean Sauler is currently Deputy Chief Executive Officer and Co-Chief Investment Officer of the Adviser. Mr. Sauler joined the Adviser in 2006, became Deputy Portfolio Manager of the Redwood Opportunity Fund, LTD in 2016 and became the Deputy Chief Executive Officer of the Adviser in April 2020. From 2004 to 2006, Mr. Sauler was an analyst in the Restructuring and Distressed Finance Group at Credit Suisse, where he was involved in rescue financings and corporate advisory work. Mr. Sauler graduated cum laude with a B.S. degree from the Wharton School, University of Pennsylvania in 2004.

Officers who are not Directors

Toni Healey is the Company’s Chief Financial Officer and Treasurer. She has served as the Adviser’s Chief Financial Officer, where she is also a partner. Prior to joining the Adviser in 2000, Ms. Healey worked at Grant Thornton LLP from 1993 to 2000. At Grant Thornton, Ms. Healey was an auditor specializing in financial services which included hedge funds, mutual funds and clearing broker-dealers. Ms. Healey graduated from St. John’s University in 1991 with a B.S. in Accounting and completed her MBA in Taxation from St. John’s in 1993.

Adam Bensley is the Company’s Chief Compliance Officer and Secretary. He has served as the Adviser’s General Counsel and Chief Compliance Officer since 2019. From 2012 until 2019, Mr. Bensley was the General Counsel and Chief Compliance Officer of Capstone Investment Advisors, LLC. Prior to Capstone, Mr. Bensley worked at AllianceBernstein, L.P., with responsibility for legal aspects relating to their alternatives business, and was an associate in the investment management group of Schulte Roth & Zabel, LLP. Mr. Bensley received a B.A. from Yeshiva University in 1999 and a J.D. from the Columbia University School of Law in 2002.

Committees of the Board of Directors

The Company requires each director to make a diligent effort to attend all meetings of the Board of Directors and committee of which he or she is a member and each annual meeting of the stockholders.

Audit Committee

The members of the Audit Committee are Ms. Manischewitz, Mr. Onefater and Ms. Rosenthal, each of whom is an Independent Director. Mr. Onefater serves as Chairman of the Audit Committee. The Board of Directors has determined that Mr. Onefater is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K under the Securities Act.

The Audit Committee operates pursuant to an Audit Committee Charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee, which include: selecting or retaining each year an independent registered public accounting firm to audit the Company’s accounts and records; reviewing and discussing with management and the auditors the Company’s annual audited financial statements; reviewing and discussing with management and the auditors the Company’s quarterly unaudited financial statements; pre-approving the auditors’ engagement to render audit and/or permissible non-audit services; reviewing and approving all related party transactions; and evaluating the qualifications, performance and independence of the auditors. The Audit Committee is also responsible for aiding the Board of Directors in determining the fair value of the Company’s portfolio securities that are not publicly traded or for which current market values are not readily available. The Audit Committee Charter is available upon request.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Ms. Manischewitz, Mr. Onefater and Ms. Rosenthal, each of whom is an Independent Director. Ms. Rosenthal serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a Nominating and Corporate Governance Committee Charter approved by the Board of Directors. The charter sets forth the responsibilities of the Nominating and Corporate Governance Committee, which include: selecting, researching and nominating directors for election by the Company’s stockholders, selecting nominees to fill vacancies on the Board of Directors or a committee of the Board of Directors, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and management. The Nominating and Corporate Governance Committee Charter is available upon request.

The Nominating and Corporate Governance Committee will consider stockholder recommendations for possible nominees for election as directors when such recommendations are submitted in accordance with the Company’s bylaws, the Nominating and Corporate Governance Committee Charter and any applicable law, rule or regulation regarding director nominations.

Criteria considered by the Nominating and Corporate Governance Committee in evaluating the qualifications of individuals for election as a member of the Board of Directors include: compliance with the independence and other applicable requirements of the 1940 Act, and all other applicable laws, rules, regulations and listing standards; the criteria, policies and principles set forth in the Nominating and Corporate Governance Committee Charter; and the ability to contribute to the effective management of the Company, taking into account the Company’s needs and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which the Company operates. The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying individuals for election as a member of the Board of Directors, but the Nominating and Corporate Governance Committee will consider such factors as it may deem are in the best interests of the Company and its stockholders. Those factors may include a person’s differences of viewpoint, professional experience, education and skills, as well as his or her race, gender and national origin. In addition, as part of the Board of Directors’ annual-self assessment, the members of the Nominating and Corporate Governance Committee will evaluate the membership of the Board of Directors and whether the Board of Directors maintains satisfactory policies regarding membership selection.

Portfolio Management

The day-to-day management of the Company’s investments are overseen by Ruben Kliksberg and Sean Sauler (who are collectively referred to as the “Portfolio Managers”). The Portfolio Managers are partners of the Adviser, and each receives a percentage of the Adviser’s annual net income. For information regarding the Portfolio Managers, please see “Item 10. Directors, Executive Officers, and Corporate Governance – Biographical Information – Interested Directors.”

The following table sets forth other accounts within each category listed for which the Portfolio Managers are primarily responsible for day-to-day portfolio management as of December 31, 2022. Each of the accounts is subject to a performance fee.

	Registered Investment Companies		Other Pooled Investment Vehicles		Other Accounts
Portfolio Manager	Number of Accounts	Total Assets (in millions)	Number of Accounts	Total Assets (in millions)	Number of Accounts	Total Assets (in millions)
Ruben Kliksberg	—	$—	3	$4,982.5	—	$—
Sean Sauler	—	—	1	$1,555.1	1	$60.6

Item 11. Executive Compensation

Compensation of Directors

The following table shows information regarding the compensation earned by our directors for the period from March 14, 2022 (inception) through December 31, 2022. No compensation is paid directly by the Company to any of its interested directors or executive officers.

Fees Earned or
Name	Paid in Cash(1)	Total
Independent Directors
Jeanne L. Manischewitz	$	$
Boris Onefater
Jennifer Rosenthal
Interested Directors
Ruben Kliksberg	—		—
Sean Sauler	—		—
(1)	For a discussion of the Independent Directors’ compensation, see below.

For the period from March 14, 2022 (inception) through December 31, 2022, each Independent Director received an annual payment of $75,000 for services performed on behalf of the Company as a director, prorated to the date of our inception. The Company did not reimburse Independent Directors any out-of-pocket expenses incurred in connection with attending each meeting of the Board of Directors and each committee meeting (unless combined with a meeting of the Board of Directors). In addition, the Company has purchased directors’ and officers’ liability insurance on behalf of its directors and officers and indemnify such persons against certain losses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

No stock has been authorized for issuance under any equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

As of March 17, 2023, there were 12,781,489 shares of our common stock outstanding. As of such date, the following table sets out certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of our outstanding common stock, each of our directors and officers and all officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of the Company’s common stock is based upon Schedule 13D, Schedule 13G or other filings by such persons with the SEC and other information obtained from such persons. To the Company’s knowledge, except as otherwise noted below, as of March 17, 2023, there were no persons that owned 5% or more of the outstanding shares of the Company’s common stock, and each person named in the following table has sole voting and investment power with respect to all shares of the Company’s common stock that he or she beneficially owns.

Name and Address (1)	Shares Owned		Percentage
Independent Directors
Jeanne L. Manischewitz	—		—
Boris Onefater	—		—
Jennifer Rosenthal	—		—
Interested Directors
Ruben Kliksberg	451,797.56	(2) (3)	3.54%	(2) (3)
Sean Sauler	149,407.35	(4)	1.17%	(4)
Executive Officers (who are not Interested Directors)
Toni Healey	—		—
Adam Bensley	—		—
All officers and directors as a group (7 persons)	—		—
Five Percent Holders
Cliffwater Corporate Lending Fund	2,271,226.93	(5)	17.77%	(5)
Cliffwater Enhanced Lending Fund	1,580,636.71	(6)	12.37%	(6)
Texas County and District Retirement System	5,976,293.83	(7)	46.76%	(7)
(1)	The address for each of our officers and directors is c/o Redwood Enhanced Income Corp., 250 West 55th Street, 26th Floor, New York, NY 10019.
(2)	The Adviser holds 3,575.53 shares of the Company. Mr. Kliksberg holds all voting interests of the Adviser and, accordingly, controls the Adviser’s shares of the Company.
(3)	RDK Family Investments LLC holds 448,222.03 shares of the Company. Mr. Kliksberg is a control person of RDK Family Investments LLC and, accordingly, has beneficial ownership over such shares.
(4)	MishSaulHamesh LLC holds 149,407.35 shares of the Company. Mr. Sauler is a control person of MishSaulHamesh LLC and, accordingly, has beneficial ownership over such shares.
(5)	Beneficial ownership as of December 31, 2022 as reported by Cliffwater Corporate Lending Fund (“Cliffwater”) on a Schedule 13G filed with the SEC on February 10, 2023. The 13G reports shared voting power with respect to 511,232 shares and shared dispositive power with respect to 3,107,561.64 shares by each of Cliffwater LLC, the investment adviser to Cliffwater (the “Adviser”), and Stephen Nesbitt, the Chief Executive Officer of the Adviser.
(6)	Beneficial ownership as of December 31, 2022 as reported by Cliffwater Enhanced Lending Fund (“Cliffwater”) on a Schedule 13G filed with the SEC on February 10, 2023. The 13G reports shared voting power with respect to 511,232 shares and shared dispositive power with respect to 3,107,561.64 shares by each of Cliffwater LLC, the investment adviser to Cliffwater (the “Adviser”), and Stephen Nesbitt, the Chief Executive Officer of the Adviser. The address of the principal business office of Cliffwater is 235 West Galena Street, Milwaukee, WI 53212. The address of the Adviser and Mr. Nesbitt is 4640 Admiralty Way, 11th floor, Marina del Rey, CA 90292.
(7)	The address of the principal business office of Texas County and District Retirement System is 901 Mopac Expressway, South Barton Oaks Plaza IV Suite 500, Austin, TX 78746.

In accordance with the 1940 Act, with certain, limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

The Company has entered into the Investment Advisory Agreement with the Adviser in accordance with the 1940 Act. Under the Investment Advisory Agreement, the Adviser provides the Company with investment advisory and management services. For these services, the Company will pay (1) a management fee equal to a percentage of the value of the Company’s net assets excluding cash and cash equivalents but including assets purchased with borrowed funds and (2) an incentive fee based on the Company’s performance.

The Company has entered into the Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator will perform, or oversee the performance of, the Company’s required administrative services. Payments under the Administration Agreement will be based upon the Company’s allocable portion of the overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the fees of the Sub-Administrator, rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the

Adviser’s third-party Order Management System), insurance and the Company’s allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs.

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

The Company expects that there will not be readily available market values for many of the investments that will be in its portfolio, and the Company will value such investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of the Board of Directors under the Company’s valuation policy and process. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to the Company’s investors would be adversely affected. In connection with that determination, investment professionals from Adviser will provide the Board of Directors with preliminary portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser’s investment professionals in the valuation process could result in a conflict of interest as the Adviser’s base management fee will be based, in part, on the Company’s net assets and the incentive fees will be based, in part, on unrealized gains and losses.

Under the incentive fee structure in the Investment Advisory Agreement, the Company’s adjusted net investment income for purposes thereof is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for the Adviser to the extent that it encourages the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. The Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to the Company on such securities. This risk could be increased because, under the Investment Advisory Agreement, the Adviser is not obligated to reimburse the Company for incentive fees it receives even if the Company subsequently incurs losses or never receives in cash the deferred income that was previously accrued.

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

The professionals of the Adviser currently serve and may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does or of accounts sponsored or managed by the Adviser or its affiliates. Similarly, the Adviser or its affiliates currently manage and may have other clients with similar or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of the Company or its stockholders. As a result, those individuals may face conflicts in the allocation of investment opportunities among the Company and other accounts advised by or affiliated with the Adviser or its affiliates. Certain of these accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such other accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that the Company acquires, or originates, a limitation that does not exist for certain other accounts. The Adviser seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, there can be no assurance that such opportunities will be allocated to the Company fairly or equitably in the short-term or over time, and there can be no assurance that the Company will be able to participate in all investment opportunities that are suitable to it.

The Company will be prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, five percent or more of the Company’s outstanding voting securities will be its affiliate for purposes of the 1940 Act, and the Company generally will be prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The Company will consider the Adviser and its affiliates to be its affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same portfolio company, without prior approval of the Independent Directors and, in some cases, the SEC. The Company will be prohibited from buying or selling any security from or to, among others, any person who owns more than 25% of the Company’s voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

The Company may, however, invest alongside the Adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, the Company may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting the Company and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Adviser, acting on the Company’s behalf and on behalf of its other clients, negotiates no term other than price. The Company may also invest alongside the Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the Adviser’s allocation policy.

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

Certain Business Relationships

Certain of our current directors and officers are directors or officers of the Adviser.

Indebtedness of Management

None.

Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement and the Administration Agreement with the Adviser. The Adviser, for its services to us, is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. In addition, under the Investment Advisory Agreement, we expect, to the extent permitted by applicable law and in the discretion of the Board of Directors, to indemnify the Adviser and certain of its affiliates. See ”Item 1 Business.”

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors, Executive Officers, and Corporate Governance.”

Item 14. Principal Accountant’s Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Grant Thornton LLP (“GT”) has been selected as the independent registered public accounting firm to audit the financial statements of the Company as of and for the Company’s period from March 14, 2022 (inception) through December 31, 2022. GT was selected by the Audit Committee of the Company and that selection was ratified by the Company’s Board, including all of the Independent Directors, by a vote cast at a videoconference meeting. The Company does not know of any direct or indirect financial interest of GT in the Company.

For the period from March 14, 2022 (inception) through December 31, 2022
Audit fees	$130,000
Audit-related fees	75,000
Tax services fees	—
All other fees	—
Total	$205,000

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and reviews of the condensed consolidated financial statements filed with the SEC on Forms 10-K and 10-Q, as well as work generally only the independent registered public accounting firm can be reasonably expected to provide, such as comfort letters, consents and review of documents filed with the SEC, including certain 8-K filings. Audit fees also include fees for the audit opinion rendered regarding the effectiveness of internal control over financial reporting.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The amounts reported also include fees related to the filing of the Company’s registration statement on Form 10.

Tax Fees

Tax services fees consist of fees billed for professional services performed by the independent registered public accounting firm’s tax personnel for tax compliance. These services include assistance regarding federal, state and local tax compliance, except those services specifically related to the audit and review of financial statements.

All Other Fees

All other fees would include fees for products and services other than the services reported above.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Grant Thornton LLP (“GT”) has been selected as the independent registered public accounting firm to audit the financial statements of the Company as of and for the Company’s fiscal year ending December 31, 2022. GT was selected by the Audit Committee of the Company and that selection was ratified by the Company’s Board, including all of the Independent Directors, by a vote cast at a videoconference meeting. The Company does not know of any direct or indirect financial interest of GT in the Company.

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
4.1	Form of Subscription Agreement(3)
4.2	Description of Securities*
10.1	Amended and Restated Investment Advisory Agreement, dated September 30, 2022, between Redwood Enhanced Income Corp. and Redwood Capital Management, LLC(4)
10.2	Expense Limitation Agreement, dated March 31, 2022, by and between Redwood Enhanced Income Corp. and Redwood Capital Management, LLC(5)
10.3	Administration Agreement, dated March 18, 2022, by and between Redwood Enhanced Income Corp. and Redwood Capital Management, LLC(6)
10.4	Custody Agreement, dated as of February 28, 2022, by and between Redwood Enhanced Income Corp. and U.S. Bank National Association(7)
10.5	Distribution Reinvestment Plan(8)
10.6	Senior Secured Revolving Credit Agreement, dated as of April 6, 2022, by and among the Company, the lenders party thereto from time to time and ING Capital LLC, as administrative agent(9)
10.7

Incremental Commitment and Assumption Agreement and First Amendment to Senior Secured Revolving Credit Agreement, dated as of May 13, 2022, by and among the Company, the lenders party thereto, the assuming lenders party thereto and ING Capital LLC, as administrative agent(10)

10.8	Incremental Commitment and Assumption Agreement, by and among the Company, ING Capital LLC, as administrative agent and the lenders party thereto, dated August 26, 2022(11)
10.9	Form of Indemnification Agreement(12)
14.1	Code of Ethics*
31.1	Certification of Co-President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Co-President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Co-Presidents and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
101.INS	Inline XBRL Instance Document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*Filed herewith.

(1) Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56413) filed on May 26, 2022.

(2) Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56413) filed on May 26, 2022.

(3) Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56413) filed on May 26, 2022.

(4) Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K, filed on October 6, 2022.

(5) Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56413) filed on May 26, 2022.

(6) Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56413) filed on May 26, 2022.

(7) Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56413) filed on May 26, 2022.

(8) Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56413) filed on May 26, 2022.

(9) Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56413) filed on May 26, 2022.

(10) Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56413) filed on May 26, 2022.

(11) Incorporated by reference to Exhibit 10.1. to the Company’s Current Report on Form 8-K, filed on August 31, 2022.

(12) Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56413) filed on May 26, 2022.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2023.

By:	/s/ Sean Sauler
Name:	Sean Sauler
Title:	Co-President and Co-Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ruben Kliksberg	Co-President and Co-Chairman of the Board of Directors (Principal Executive Officer)	March 17, 2023
Ruben Kliksberg

/s/ Sean Sauler	Co-President and Co-Chairman of the Board of Directors (Principal Executive Officer)	March 17, 2023
Sean Sauler

/s/ Toni Healey	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2023
Toni Healey

/s/ Jeanne L. Manischewitz	Director	March 17, 2023
Jeanne L. Manischewitz

/s/ Boris Onefater	Director	March 17, 2023
Boris Onefater

/s/ Jennifer Rosenthal	Director	March 17, 2023
Jennifer Rosenthal