Form 10-Q
period 2023-03-31
Redwood Enhanced Income Corp.
filed 2023-05-15
CIK 1870267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2023

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

As of March 31, 2023, there was no established public market for the Registrant’s shares of common stock.

The number of the Registrant’s shares of common stock outstanding on May 15, 2023 was 14,362,829.

REDWOOD ENHANCED INCOME CORP.

FORM 10-Q

Part I.	Financial Information

Item 1.	Financial Statements

	Statements of Assets and Liabilities as of March 31, 2023 (Unaudited) and December 31, 2022	3

	Statements of Operations for the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022 (Unaudited)	4

	Statements of Changes in Net Assets for the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022 (Unaudited)	5

	Statements of Cash Flows for the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022 (Unaudited)	6

	Schedules of Investments as of March 31, 2023 (Unaudited) and December 31, 2022	7

	Notes to Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

Part II.	Other Information	41

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

Signatures		45

Redwood Enhanced Income Corp.
Statements of Assets and Liabilities
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Non-controlled/non-affiliated investments, at fair value (1)	$311,621	$272,731
Cash and cash equivalents	1,541	2,536
Restricted cash	820	757
Derivatives, at fair value	201	375
Receivables for securities sold	10,910	—
Interest receivable	5,993	3,592
Deferred debt issuance costs	1,864	2,092
Prepaid expenses and other assets	—	317
Total assets	$332,950	$282,400

Liabilities
Debt	$151,092	$121,738
Incentive fees payable	362	—
Interest and other debt related payables	163	309
Distributions payable	4,857	6,094
Payable for investments purchased	—	15,466
Management fees payable	726	511
Accrued expenses and other liabilities	532	475
Total liabilities	$157,732	$144,593

Commitments and contingencies (Note 7)

Net assets	$175,218	$137,807

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value (1,000,000,000 shares authorized, 12,781,489 and 10,224,654 shares issued and outstanding, respectively)	$13	$10
Paid-in capital in excess of par	187,242	151,392
Distributable earnings (deficit)	(12,037)	(13,595)
Total net assets	175,218	137,807
Total liabilities and net assets	$332,950	$282,400

Shares outstanding	12,781,489	10,224,654

Net asset value per share	$13.71	$13.48
(1)	Non-controlled/non-affiliated investments at amortized cost $325,859 and $286,760 as of March 31, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Operations (Unaudited)

(in thousands, except share and per share data)

		For the period from
		March 14, 2022
	Three months ended	(inception) through
	March 31, 2023	March 31, 2022
Investment income:
Non-controlled/non-affiliated investment:
Interest income, excluding payment-in-kind (“PIK”)	$9,323	$—
PIK income	223	—
Other income	32	—
Total investment income	9,578	—

Operating expenses:
Interest and other debt expenses	2,922	—
Organization expenses	—	660
Management fees	594	—
Administrative expenses	44	—
Professional fees	77	47
Directors’ fees	56	56
Custody and transfer agent fees	20	—
Incentive fees	362	—
Other operating expenses	91	9
Total operating expenses, before expense reimbursement and waiver	4,166	772
Expense reimbursement	(66)	—
Organization expenses waiver	—	(660)
Total operating expenses, net of expense reimbursement and waiver	4,100	112
Net investment income (loss)	5,478	(112)

Net realized and unrealized gain (loss) on derivatives	(111)	—

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	1,329	—
Foreign currency debt	91	—
Net realized gain (loss)	1,420	—
Change in net unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(103)	—
Foreign currency investments	(105)	—
Foreign currency debt	(164)	—
Net change in net unrealized appreciation (depreciation)	(372)	—

Net realized and unrealized gain (loss)	937	—

Net increase (decrease) in net assets from operations	$6,415	$(112)

Net investment income (loss) per share (basic and diluted)	$0.47	$(0.03)
Earnings (loss) per share (1)	$0.55	$(0.03)

Basic and diluted weighted average shares outstanding	11,596,814	3,333
(1)	Computed based on the weighted average shares outstanding and capital activity during the time periods such earnings occurred.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.
Statements of Changes in Net Assets (Unaudited)
(in thousands, except shares)

				Paid-in-
				Capital in	Distributable
	Common Shares			Excess of	Earnings	Total Net
	Shares	Par Amount		Par Value	(Loss)	Assets
Balance at March 14, 2022 (inception) (2)	3,333	$—	(1)	$50	$—	$50
Issuance of common stock	—	—		—	—	—
Common stock issued from reinvestment of distributions	—	—		—	—	—
Distributions to shareholders	—	—		—	—	—
Net investment income	—	—		—	—	—
Net realized gain (loss)	—	—		—	(112)	(112)
Net unrealized gain (loss)	—	—		—	—	—
Balance at March 31, 2022	3,333	$—		$50	$(112)	$(62)

Balance at December 31, 2022	10,224,654	$10		$151,392	$(13,595)	$137,807
Issuance of common stock	2,475,783	3		34,757	—	34,760
Common stock issued from reinvestment of distributions	81,052	—		1,093	—	1,093
Distributions to shareholders	—	—		—	(4,857)	(4,857)
Net investment income	—	—		—	5,478	5,478
Net realized gain (loss)	—	—		—	1,420	1,420
Net unrealized gain (loss)	—	—		—	(483)	(483)
Balance at March 31, 2023	12,781,489	$13		$187,242	$(12,037)	$175,218
(1)	Par amount is zero due to rounding of shares.
(2)	Commencement of operations was April 1, 2022.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.
Statements of Cash Flows (Unaudited)
(in thousands, except shares)

	For the Three Months Ended March 31, 2023	For the period from March 14, 2022 (inception) through March 31, 2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$6,415	$(112)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(54,918)	—
Proceeds from disposition of investments	18,453	—
Net realized (gain) loss on investments	(1,329)	—
Net realized (gain) loss on foreign currency debt	(91)	—
Change in net unrealized (appreciation)/depreciation of investments	103	—
Change in net unrealized (appreciation)/depreciation of foreign currency investments	105	—
Change in net unrealized (appreciation)/depreciation of foreign currency debt	164
Net amortization of investment discounts and premiums	(1,081)	—
Amortization of deferred debt issuance costs	228	—
Interest paid in kind	(223)	—
Changes in assets and liabilities:
Decrease (increase) in derivatives, at fair value	174	—
Decrease (increase) in receivable for investments sold	(10,910)	—
Decrease (increase) in interest receivable	(2,401)	—
Decrease (increase) in prepaid expenses and other assets	317	—
Increase (decrease) in incentive fees payable	362	—
Increase (decrease) in interest and other debt related payables	(146)	—
Increase (decrease) in payable for investments purchased	(15,466)	—
Increase (decrease) in management fees payable	215	—
Increase (decrease) in accrued expenses and other liabilities	57	112
Net cash provided by (used in) operating activities	(59,972)	—

Financing activities
Proceeds from shares of common stock sold	35,853	—
Debt borrowings	69,978	—
Debt repayments	(40,697)	—
Distribution paid	(6,094)	—
Net cash provided by (used in) financing activities	59,040	—

Net increase (decrease) in cash and cash equivalents and restricted cash	(932)	—
Cash and cash equivalents and restricted cash at beginning of period	3,293	50
Cash and cash equivalents and restricted cash at end of period	$2,361	$50

Supplemental cash flow information
Interest and other debt expenses paid	$2,531	$—
Reinvestment of stockholder distributions	$1,093	$—

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited)

March 31, 2023

(in thousands, except shares)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Debt
Beverage, Food, & Tobacco
Wellful Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 6.25%	4/21/2027	9,825	$9,461	$8,587	4.90%	(A)
							$9,461	$8,587	4.90
Construction & Building
Brand Industrial Services, Inc.	First Lien Term Loan	3M LIBOR	1.00%	L + 4.25%	6/21/2024	13,064	$12,333	$12,152	6.94	(A)
Gannett Fleming, Inc.	First Lien Term Loan	3M SOFR	1.00%	S + 6.60%	12/20/2028	8,615	$8,379	$8,399	4.79	(A) (E)
Gannett Fleming, Inc.	Revolver	3M SOFR	1.00%	S + 6.60%	12/20/2028	1,364	$—	$(34)	(0.02)	(A) (D) (E)
New AMI I T/L (Associated Materials)	First Lien Term Loan	3M SOFR	0.50%	S + 6.00%	3/8/2029	3,990	$3,319	$3,423	1.95	(A)
							$24,031	$23,940	13.66
Consumer Goods: Durable
Peloton Interactive, Inc.	First Lien Term Loan	6M SOFR	0.50%	S + 7.10%	5/25/2027	8,581	$8,251	$8,531	4.87	(A) (C)
SVP Singer Holdings Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 6.75%	7/28/2028	13,424	$12,900	$10,471	5.98	(A)
							$21,151	$19,002	10.85
Consumer Goods: Non-Durable
Boardriders, Inc.	First Lien Term Loan	3M LIBOR	1.00%	L + 6.5% plus 1.50% PIK	4/23/2024	10,084	$9,731	$9,353	5.34	(A)
Farfetch US Holdings Inc. (United Kingdom)	First Lien Term Loan	3M SOFR	0.50%	S + 6.35%	10/20/2027	9,975	$9,373	$9,102	5.19	(A) (B) (C)
							$19,104	$18,455	10.53
Environmental Industries
Ironhorse Purchaser, LLC	First Lien Term Loan	3M SOFR	1.00%	S + 6.76%	9/30/2027	7,980	$7,786	$7,780	4.44	(A) (E)
Ironhorse Purchaser, LLC (Delayed Draw Loan)	First Lien Term Loan	3M SOFR	1.00%	S + 6.76%	9/30/2027	1,000	$(24)	$(25)	(0.01)	(A) (D) (E)
Ironhorse Purchaser, LLC	Revolver	3M SOFR	1.00%	S + 6.76%	9/30/2027	1,000	$121	$120	0.07	(A) (D) (E)
							$7,883	$7,875	4.50
FIRE: Real Estate
Pennsylvania Real Estate Investment Trust	First Lien Term Loan	1M LIBOR	0.50%	L + 5.74%	12/10/2023	14,456	$14,293	$14,094	8.05	(A)
Pennsylvania Real Estate Investment Trust	Revolver	1M LIBOR	0.50%	L + 3.50%	12/10/2023	6,142	$985	$863	0.49	(A) (D)
							$15,278	$14,957	8.54
Healthcare & Pharmaceuticals
Covetrus, Inc.	First Lien Term Loan	3M SOFR	0.50%	S + 5.00%	10/13/2029	15,500	$14,597	$14,589	8.33	(A)
Inotiv, Inc.	First Lien Term Loan	6M LIBOR	1.00%	L + 6.25%	11/5/2026	11,952	$11,819	$11,474	6.55	(A) (C)
PDS Holdco Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 4.50%	8/18/2028	7,738	$7,052	$7,115	4.06	(A)
PDS Holdco Inc. (Delayed Draw Loan)	First Lien Term Loan	3M LIBOR	0.75%	L + 4.50%	8/18/2028	745	$679	$685	0.39	(A)
							$34,147	$33,863	19.33
Hotel, Gaming and Leisure
Xponential Fitness LLC	First Lien Term Loan	1M LIBOR	1.00%	L + 6.50%	2/28/2025	9,962	$9,694	$9,813	5.60	(A) (C) (E)
							$9,694	$9,813	5.60
Retail
At Home Group, Inc.	First Lien Term Loan	3M LIBOR	0.50%	L + 4.25%	7/24/2028	5,740	$4,666	$4,455	2.54	(A)
Claire’s Stores, Inc.	First Lien Term Loan	1M LIBOR	NA	L + 6.50%	12/18/2026	13,857	$13,587	$12,379	7.07	(A)
							$18,253	$16,834	9.61
Services: Business
PT Intermediate Holdings III, LLC	First Lien Term Loan	3M SOFR	0.75%	S + 6.65%	11/1/2028	10,000	$9,852	$9,825	5.61	(A) (E)
PT Intermediate Holdings III, LLC (Delayed Draw Loan)	First Lien Term Loan	3M SOFR	0.75%	S + 6.65%	11/1/2028	5,000	$(37)	$(87)	(0.05)	(A) (D) (E)
S&S Holdings, LLC	First Lien Term Loan	3M LIBOR	0.50%	L + 5.00%	3/11/2028	13,517	$12,680	$12,719	7.26	(A)
							$22,495	$22,457	12.82
Services: Consumer
Delivery Hero Germany GmbH (Germany)	First Lien Term Loan	3M SOFR	0.50%	S + 5.75%	8/12/2027	9,687	$9,241	$9,462	5.40	(A) (B)
							$9,241	$9,462	5.40
Software
Atlas Purchaser, Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 5.25%	5/8/2028	11,454	$10,933	$7,836	4.47	(A)
							$10,933	$7,836	4.47
Technology Enabled Services
Electronics For Imaging, Inc.	First Lien Term Loan	3M LIBOR	0.00%	L + 5.00%	7/23/2026	9,123	$8,929	$7,138	4.07	(A)
Planet US Buyer LLC (Wood Mackenzie)	First Lien Term Loan	3M SOFR	0.75%	S + 6.75%	1/30/2030	22,933	$22,266	$22,245	12.69	(A) (E)
Planet US Buyer LLC (Wood Mackenzie)	Revolver	3M SOFR	0.75%	S + 6.75%	1/30/2030	1,835	$(53)	$(55)	(0.03)	(A) (D) (E)
							$31,142	$29,328	16.73
Transportation: Consumer
Hornblower Holdings, LP	First Lien Term Loan	3M LIBOR	1.00%	L + 8.13%	11/10/2025	15,515	$15,716	$15,399	8.79	(A)
							$15,716	$15,399	8.79
Wholesale
Unique Bidco AB (Sweden)	First Lien Term Loan	3M EURIBOR	0.00%	E + 5.25%	3/11/2029	7,420	$6,781	$7,569	4.32	(A) (B)
							$6,781	$7,569	4.32
Total First Lien Debt							$255,310	$245,377	140.05%

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2023

(in thousands, except shares)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Corporate Bond
Capital Equipment
JPW Industries Holding Corporation	Corporate Bond	NA	NA	9.00%	10/1/2024	5,860	$5,498	$5,172	2.95%	(A)
							$5,498	$5,172	2.95
Chemicals, Plastics, & Rubber
LSB Industries, Inc.	Corporate Bond	NA	NA	6.25%	10/15/2028	5,540	$4,931	$4,931	2.81	(A) (C)
							$4,931	$4,931	2.81
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	NA	5.0% plus 4.00% PIK	8/5/2026	12,806	$12,806	$12,690	7.24	(A) (B) (E)
							$12,806	$12,690	7.24
Retail
At Home Group, Inc.	Corporate Bond	NA	NA	4.88%	7/15/2028	8,418	$6,703	$5,727	3.27	(A)
Guitar Center, Inc.	Corporate Bond	NA	NA	8.50%	1/15/2026	12,770	$11,627	$11,222	6.41	(A)
							$18,330	$16,949	9.68
Services: Business
Carlson Travel, Inc.	Corporate Bond	NA	NA	8.50%	11/19/2026	10,646	$9,909	$8,304	4.74	(A)
							$9,909	$8,304	4.74
Services: Consumer
Stonemor, Inc.	Corporate Bond	NA	NA	8.50%	5/15/2029	4,732	$4,387	$3,633	2.07	(A) (C)
							$4,387	$3,633	2.07
Software
Aptos Canada, Inc.	Corporate Bond	1M LIBOR	1.00%	L + 7.50%	3/4/2027	15,000	$14,688	$14,565	8.31	(A) (E)
							$14,688	$14,565	8.31
Total Corporate Bonds							$70,549	$66,244	37.80%

Total Investments - non-controlled/non-affiliated							$325,859	$311,621	177.85%
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents							$1,541	$1,541	0.88	(F)
Restricted cash							$820	$820	0.47	(G)
Total Cash and Cash Equivalents and Restricted Cash							$2,361	$2,361	1.35%

Total Investments, Cash and Cash Equivalents and Restricted Cash							$328,220	$313,982	179.20%

Derivatives, at fair value	Company Receives	Company Pays	Counterparty		Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461%	Goldman Sachs & Co. LLC		6/17/2027	7,000		$2
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601%	Goldman Sachs & Co. LLC		7/7/2027	5,000		$199
Total						12,000		$201

Notes to the Schedule of Investments:

(A)	Debt investments include investments in bank debt and corporate bonds that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(C)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(D)	Includes an unfunded commitment that was acquired and/or valued at a discount.
(E)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (See Note 3).
(F)	Cash and cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - First American Government Obligations Fund (FGXXX) at an average one year yield of 2.5% as of March 31, 2023.
(G)	The total value of restricted cash as of March 31, 2023 was $820 or 0.3% of total investments at fair value of the Company.

LIBOR, SOFR or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $54,918 and $18,453, respectively, for the three months ended March 31, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns and maturities of debt investments. As of March 31, 2023, approximately 23.75% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments

December 31, 2022

(in thousands, except shares)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Debt
Beverage, Food, & Tobacco
Wellful Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 6.25%	4/21/2027	9,889	$9,502	$8,913	6.47%	(A)
							$9,502	$8,913	6.47
Construction & Building
Brand Industrial Services, Inc.	First Lien Term Loan	3M LIBOR	1.00%	L + 4.25%	6/21/2024	13,098	$12,225	$11,690	8.48	(A)
Gannett Fleming, Inc.	First Lien Term Loan	3M SOFR	1.00%	S + 6.60%	12/20/2028	8,636	$8,388	$8,420	6.11	(A) (E)
Gannett Fleming, Inc.	Revolver	3M SOFR	1.00%	S + 6.60%	12/20/2028	1,364	$—	$(34)	(0.02)	(A) (D) (E)
New AMI I T/L (Associated Materials)	First Lien Term Loan	3M SOFR	0.50%	S + 6.00%	3/8/2029	4,000	$3,310	$3,410	2.47	(A)
							$23,923	$23,486	17.04
Consumer Goods: Durable
Peloton Interactive, Inc.	First Lien Term Loan	6M SOFR	0.50%	S + 7.00%	5/25/2027	9,681	$9,282	$9,496	6.89	(A) (C)
SVP Singer Holdings Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 6.75%	7/28/2028	13,459	$12,744	$11,395	8.27	(A)
							$22,026	$20,891	15.16
Consumer Goods: Non-Durable
Amer Sports Holding Oy (Finland)	First Lien Term Loan	3M EURIBOR	0.00%	E + 4.50%	3/30/2026	5,140	$4,694	$5,070	3.68	(A) (B)
Boardriders, Inc.	First Lien Term Loan	3M LIBOR	1.00%	L + 6.5% plus 1.50% PIK	4/23/2024	10,070	$9,640	$8,623	6.26	(A)
Farfetch US Holdings Inc. (United Kingdom)	First Lien Term Loan	3M SOFR	0.50%	S + 6.25%	10/20/2027	10,000	$9,369	$8,975	6.51	(A) (B) (C)
							$23,703	$22,668	16.45
FIRE: Real Estate
Pennsylvania Real Estate Investment Trust	First Lien Term Loan	1M LIBOR	0.50%	L + 5.74%	12/10/2023	15,700	$15,454	$14,934	10.83	(A)
Pennsylvania Real Estate Investment Trust	Revolver	1M LIBOR	0.50%	L + 3.50%	12/10/2023	6,142	$958	$740	0.54	(A) (D)
							$16,412	$15,674	11.37
Healthcare & Pharmaceuticals
Covetrus, Inc.	First Lien Term Loan	3M SOFR	0.50%	S + 5.00%	10/13/2029	15,500	$14,578	$14,485	10.51	(A)
Inotiv, Inc.	First Lien Term Loan	6M LIBOR	1.00%	L + 6.25%	11/5/2026	11,922	$11,778	$11,386	8.26	(A) (C)
PDS Holdco Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 4.50%	8/18/2028	7,758	$7,052	$7,073	5.13	(A)
PDS Holdco Inc. (Delayed Draw Loan)	First Lien Term Loan	3M LIBOR	0.75%	L + 4.50%	8/18/2028	747	$679	$681	0.50	(A)
							$34,087	$33,625	24.40
Retail
At Home Group, Inc.	First Lien Term Loan	3M LIBOR	0.50%	L + 4.25%	7/24/2028	5,755	$4,642	$4,507	3.27	(A)
Claire’s Stores, Inc.	First Lien Term Loan	1M LIBOR	NA	L + 6.50%	12/18/2026	13,893	$13,602	$12,480	9.06	(A)
							$18,244	$16,987	12.33
Services: Business
S&S Holdings, LLC	First Lien Term Loan	3M LIBOR	0.50%	L + 5.00%	3/11/2028	13,171	$12,329	$11,909	8.64	(A)
							$12,329	$11,909	8.64
Services: Consumer
Delivery Hero Germany GmbH (Germany)	First Lien Term Loan	3M SOFR	0.50%	S + 5.75%	7/9/2027	9,712	$9,241	$9,315	6.76	(A) (B)
Spring Education Group, Inc.	First Lien Term Loan	3M LIBOR	NA	L + 4.00%	7/30/2025	9,922	$9,255	$9,665	7.01	(A)
							$18,496	$18,980	13.77
Software
Atlas Purchaser, Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 5.25%	5/8/2028	11,113	$10,685	$7,754	5.63	(A)
							$10,685	$7,754	5.63
Technology Enabled Services
Electronics For Imaging, Inc.	First Lien Term Loan	3M LIBOR	0.00%	L + 5.00%	7/23/2026	9,154	$8,945	$6,069	4.40	(A)
							$8,945	$6,069	4.40
Transportation: Consumer
Hornblower Holdings, LP	First Lien Term Loan	3M LIBOR	1.00%	L + 8.13%	11/10/2025	12,515	$12,704	$12,515	9.08	(A)
							$12,704	$12,515	9.08
Wholesale
Unique Bidco AB (Sweden)	First Lien Term Loan	3M EURIBOR	0.00%	E + 5.25%	3/11/2029	7,420	$6,755	$7,446	5.40	(A) (B)
							$6,755	$7,446	5.40
Total First Lien Debt							$217,811	$206,917	150.14%

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Continued)

December 31, 2022

(in thousands, except shares)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Corporate Bond
Capital Equipment
JPW Industries Holding Corporation	Corporate Bond	NA	NA	9.00%	10/1/2024	4,520	$4,291	$3,895	2.83%	(A)
							$4,291	$3,895	2.83
Chemicals, Plastics, & Rubber
LSB Industries, Inc.	Corporate Bond	NA	NA	6.25%	10/15/2028	5,540	$4,909	$5,048	3.66	(A) (C)
							$4,909	$5,048	3.66
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	NA	5.0% plus 4.00% PIK	8/5/2026	12,681	$12,681	$13,040	9.46	(A) (B) (E)
							$12,681	$13,040	9.46
Retail
At Home Group, Inc.	Corporate Bond	NA	NA	4.88%	7/15/2028	8,418	$6,641	$5,941	4.31	(A)
Guitar Center, Inc.	Corporate Bond	NA	NA	8.50%	1/15/2026	12,770	$11,541	$10,571	7.67	(A)
							$18,182	$16,512	11.98
Services: Business
Carlson Travel, Inc.	Corporate Bond	NA	NA	8.50%	11/19/2026	10,610	$9,842	$8,942	6.49	(A)
							$9,842	$8,942	6.49
Services: Consumer
Stonemor, Inc.	Corporate Bond	NA	NA	8.50%	5/15/2029	4,732	$4,377	$3,812	2.77	(A) (C)
							$4,377	$3,812	2.77
Software
Aptos Canada, Inc.	Corporate Bond	1M LIBOR	1.00%	L + 7.50%	3/4/2027	15,000	$14,667	$14,565	10.57	(A) (E)
							$14,667	$14,565	10.57
Total Corporate Bonds							$68,949	$65,814	47.76%

Total Investments - non-controlled/non-affiliated							$286,760	$272,731	197.90%
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents							$2,536	$2,536	1.84	(F)
Restricted cash							$757	$757	0.55	(G)
Total Cash and Cash Equivalents and Restricted Cash							$3,293	$3,293	2.39%

Total Investments, Cash and Cash Equivalents and Restricted Cash							$290,053	$276,024	200.29%

Derivatives, at fair value	Company Receives	Company Pays	Counterparty		Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461%	Goldman Sachs & Co. LLC		6/17/2027	7,000		$153
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601%	Goldman Sachs & Co. LLC		7/7/2027	5,000		$222
Total						12,000		$375

Notes to the Schedule of Investments:

(A)	Debt investments include investments in bank debt and corporate bonds that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(C)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(D)	Includes an unfunded commitment that was acquired and/or valued at a discount.
(E)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (See Note 3).
(F)	Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - First American Government Obligations Fund (FGXXX) at an average one year yield of 1.5% as of December 31, 2022.
(G)	The total value of restricted cash and securities as of December 31, 2022 was $757 or 0.3% of total cash and investments of the Company.

LIBOR, SOFR or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $314,042 and $29,674, respectively, for the period from March 14, 2022 (inception) through December 31, 2022. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns and maturities of debt investments. As of December 31, 2022, approximately 26.8% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

Redwood Capital Management, LLC (the “Adviser”) is our investment adviser, effective March 31, 2022, pursuant to an investment advisory agreement entered into between the Company and the Adviser. On September 30, 2022, the Company and the Adviser entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”). The Adviser, subject to the overall supervision of our Board of Directors (the “Board”), manages the day-to-day operations of the Company and provides investment advisory services to the Company.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. The Company is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the FASB ASC Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP as contained in the ASC have been omitted from the unaudited interim financial statements according to the SEC rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of both March 31, 2023, and December 31, 2022, our cash balance exceeded federally insured limits. The Adviser continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account. Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of March 31, 2023 and December 31, 2022, was $1,541 and $2,536, respectively.

Restricted Cash

Restricted cash represents cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of March 31, 2023 and December 31, 2022, restricted cash included $820 and $757, respectively, held with Goldman Sachs & Co. LLC. as collateral for interest rate swaps. Restricted cash is carried at cost, which approximates fair value.

Investment Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Statements of Assets and Liabilities.

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

Investment Classification

In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company other than Control Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, Affiliate Investments that are not otherwise Control Investments are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

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

Investment Income Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At that point, the Company believes PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized.

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

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at March 31, 2023 and December 31, 2022, respectively, and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in realized and unrealized gain (loss) on foreign currency investments, in the Statements of Operations.

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

Expenses

Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, directors’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis. As noted in Note 5, certain expenses of the Company are subject to a cap as agreed with the Adviser.

Organization and Offering Costs

The Adviser has agreed to reimburse the Company organization and offering costs in an amount not to exceed $1,000. Organization and offering costs will only be borne by the Company if such expense exceeds $1,000, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of shares of the Company will be charged to the paid-in-capital upon the sale of shares. For the three months ended March 31, 2023, and for the period from March 14, 2022 (inception) through March 31, 2022, the Adviser incurred organization expenses on behalf of the Company of $0 and $43, respectively.

Deferred Financing Costs and Debt Issuance Costs

Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.

Distributions

Distributions to common shareholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors and depends on the Company’s earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. These book/tax differences are either temporary or permanent in nature. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company's annual RIC tax return. To the extent these differences are permanent, they are charged or credited to paid-in capital in excess of par or distributable earnings, as appropriate, in the period that the differences arise.

The Company intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and may carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company's distributions will be reported to shareholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

2. Summary of Significant Accounting Policies (Continued)

The Company has a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a shareholder elects to "opt out" of the plan. As a result, if the Board of Directors declares a cash distribution, then the shareholders who have not "opted out" of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Shareholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, shareholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes.

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company (among other requirements) intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions, if any, paid to shareholders may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2023. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from U.S. GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax differences are reclassified to paid-in capital.

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gain net income for the one-year period ending on October 31 of such calendar year, we will generally be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.

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

In March 2020, the FASB issued Accounting Standards Update, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU

2. Summary of Significant Accounting Policies (Continued)

2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its financial statements.

SEC Disclosure Update and Simplification

In December 2020, the SEC adopted Rule 2a-5. The rule establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith. Effective September 30, 2022, the Company has designated Redwood Capital Management, LLC as the Company’s Valuation Designee to perform the fair value determinations relating to all of its investments, subject to the oversight of the Board.

3. Investments

Investments may be categorized based on the types of inputs used in valuing such investments. The level in the U.S. GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

At March 31, 2023, the Company’s investments were categorized as follows:

	Fair Value Measurements
March 31, 2023	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien term loan (2)	$—	$186,533	$57,950	$244,483
Revolver	—	863	31	894
Corporate bond	—	38,989	27,255	66,244
Total investments	$—	$226,385	$85,236	$311,621
Derivatives	$—	$201	$—	$201
Cash and cash equivalents	$1,541	$—	$—	$1,541
Restricted cash	$820	$—	$—	$820

At December 31, 2022, the Company’s investments were categorized as follows:

	Fair Value Measurements
December 31, 2022	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien term loan (2)	$—	$197,791	$8,420	$206,211
Revolver	—	740	(34)	706
Corporate bond	—	38,209	27,605	65,814
Total investments	$—	$236,740	$35,991	$272,731
Derivatives	$—	$375	$—	$375
Cash and cash equivalents	$2,536	$—	$—	$2,536
Restricted cash	$757	$—	$—	$757
(1)	Fair value based upon quoted prices in inactive markets or quotes for comparable investments.
(2)	Includes senior secured loans.

3. Investments (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2023, included the following:

	March 31, 2023
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$12,690	Yield analysis	Market yield	15.19%	15.69%	15.44%
		Black Scholes Option Pricing Model	Volatility	45.00%	55.00%	50.00%
		Black Scholes Option Pricing Model	Term	3.4 Years	3.4 Years	3.4 Years
		Black Scholes Option Pricing Model	Risk free rate	4.43%	4.43%	4.43%
Corporate bond	14,565	Yield analysis	Market yield	12.84%	13.97%	13.40%
		EV market multiple analysis	EBITDA multiple (1)	11.50x	12.50x	12.00x
First lien term loan	57,981	Recent transactions	Transaction price	NA	NA	NA
Total	$85,236
(1)	The selected EV / LTM EBITDA was 12.00x multiple, representing a 27.6% discount from the Adjusted Mean LTM EBITDA multiple.

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2022, included the following:

	December 31, 2022
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$13,040	Yield analysis	Market yield	18.48%	18.48%	18.48%
		Black Scholes Option Pricing Model	Volatility	55.00%	65.00%	60.00%
		Black Scholes Option Pricing Model	Term	3.5 Years	4.5 Years	4.0 Years
		Black Scholes Option Pricing Model	Risk free rate	4.05%	4.16%	4.11%
Corporate bond	$14,565	Yield analysis	Market yield	12.84%	13.97%	13.40%
		EV market multiple analysis	EBITDA multiple (1)	11.50x	12.50x	12.00x
First lien term loan	$8,386	Recent transactions	Transaction price	NA	NA	NA
Total	$35,991
(1)	The selected EV / LTM EBITDA was 12.00x multiple, representing a 27.6% discount from the Adjusted Mean LTM EBITDA multiple.

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Decrease	Increase
Yield	Decrease	Increase

3. Investments (Continued)

Changes in investments categorized as Level 3 for the three months ended March 31, 2023 were as follows:

	For the Three Months Ended March 31, 2023
	First Lien Term Loan	Corporate Bond	Revolver	Total Investments
Beginning balance	$8,420	$27,605	$(34)	$35,991
Net realized and unrealized gain (loss)	3	(497)	(3)	(497)
Acquisitions (1)	49,606	147	568	50,321
Dispositions (2)	(79)	—	(500)	(579)
Ending balance	$57,950	$27,255	$31	$85,236
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$1	$(497)	$(3)	$(496)

(1) Includes payments received in kind and accretion of original issue and market discounts.

(2) Includes principal paydowns.

The Company held no investments for the period from March 14, 2022 (inception) through March 31, 2022.

4. Derivative Instruments

The Company enters into interest rate swap contracts from time to time to help mitigate the impact that an adverse change in interest rates would have on the value of the Company’s fixed rate investments. As of March 31, 2023, the counterparty to these interest rate swap contracts was Goldman Sachs & Co. LLC.

Certain information related to the Company’s derivative instruments as of March 31, 2023 and December 31, 2022 are presented in the following location in the Statements of Assets and Liabilities:

March 31, 2023
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$2	$—	Derivatives, at fair value
Interest rate swap	$5,000	7/7/2027	$199	$—	Derivatives, at fair value

December 31, 2022
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$153	$—	Derivatives, at fair value
Interest rate swap	$5,000	7/7/2027	$222	$—	Derivatives, at fair value

Net realized gain (loss) on derivative instruments recognized by the Company for the three months ended March 31, 2023 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Three Months Ended March 31, 2023
Interest rate swaps	Net realized and unrealized gain (loss) on derivatives	$63
Total		$63

The Company had no realized gain (loss) on derivative instruments for the period from March 14, 2022 (inception) through March 31, 2022.

4. Derivative Instruments (Continued)

Net unrealized gain (loss) on derivative instruments recognized by the Company for the three months ended March 31, 2023 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Three Months Ended March 31, 2023
Interest rate swaps	Net realized and unrealized gain (loss) on derivatives	$(174)
Total		$(174)

The Company had no unrealized gain (loss) on derivative instruments for the period from March 14, 2022 (inception) through March 31, 2022.

5. Fees, Expenses, Agreements and Related Party Transactions

Investment Advisory Agreement

The Company entered into the Investment Advisory Agreement with the Adviser, effective as of March 31, 2022, in accordance with the 1940 Act. On September 30, 2022, the Company and the Adviser entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”). For these services, the Company pays (1) a management fee equal to a percentage of the value of the Company’s Weighted Average Net Asset Value (defined below) and (2) an incentive fee based on the Company’s performance.

Base Management Fee

The Base Management Fee shall be calculated at a quarterly rate equal to 0.375% (i.e., 1.50% annually) of the Company’s Weighted Average Net Asset Value for the quarter; provided that the quarterly base management fee will be decreased to 0.25% (i.e., 1.00% annually) of the value of the Company’s Weighted Average Net Asset Value during any extension of the period in which the Company may complete a listing of shares of the Company’s common stock on a national securities exchange or a merger or other transaction in which investors receive cash or shares of a publicly-listed issuer. “Weighted Average Net Asset Value” means, at the time of any calculation, the weighted average shares outstanding multiplied by the average of the beginning net asset value per share and ending net asset value per share (prior to management and incentive fees) of a period of time. For the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022, the Company incurred $594 and $0, respectively, in base management fees.

Incentive Fee

The incentive fee payable under the Investment Advisory Agreement has two parts, as follows:

One part is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance) such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense or amendment fees under any credit facility and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

5. Fees, Expenses, Agreements and Related Party Transactions (Continued)

exceeds the hurdle rate but is less than 1.76%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with 15% of the Company’ Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply; and

(3)	Fifteen percent (15%) of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.76% in any calendar quarter (7.04% annualized).

These calculations will be pro-rated for any period of less than a full calendar quarter and will be adjusted for share issuances or repurchases during the relevant quarter, if applicable, or upon termination of the Investment Advisory Agreement, as of the termination date, and will equal 15% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

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

Incentive Fee Cap

No incentive fee will be paid to the Adviser to the extent that, after such payment, the cumulative income-based incentive fees and capital gains-based incentive fees paid to date would be greater than fifteen percent (15%) of the Company’s Cumulative Pre-Incentive Fee Net Income since the date of its election to become a BDC (the “Incentive Fee Cap”). “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the date of the Company’s election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, since the date of the Company’s election to become a BDC. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the income-based incentive fee and the capital gains-based incentive fee as calculated above, then the difference between (a) such amount and (b) the Incentive Fee Cap will not be paid by the Company, and will not be received by the Adviser, either at the end of such relevant period or at the end of any future period. For the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022, the Company incurred $362 and $0, respectively, in incentive fees.

Administration Agreement

The Company entered into the Administration Agreement with the Administrator pursuant to which the Administrator will furnish the Company with office facilities, equipment and clerical, bookkeeping and record keeping services. Under the Administration Agreement, the Administrator will perform or oversee the performance of the Company’s required administrative services, which will include, among other activities, being responsible for the financial records the Company is required to maintain and preparing reports to the Company’ shareholders and reports filed with the SEC. In addition, the Administrator will assist the Company in determining and publishing its net asset value, oversee the preparation and filing of the Company’s tax returns and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to it by others. For providing these services, facilities and personnel, the Company may reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including fees of the U.S. Bancorp Fund Services, LLC (the “Sub-Administrator”), rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser’s third-party Order Management System), insurance and the Company’s allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator also will offer on the Company’s behalf managerial assistance to portfolio companies to which the Company will be required to offer such assistance. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator.

5. Fees, Expenses, Agreements and Related Party Transactions (Continued)

Sub-Administration Agreement

The Administrator entered into a sub-administration agreement with the Sub-Administrator, pursuant to which the Administrator delegated certain administrative functions to the Sub-Administrator (the “Sub-Administration Agreement”).

Other Expenses

Subject to the payment of certain organization and offering expenses by the Adviser, the Company will bear all other direct or indirect costs and expenses of its organization, operations and transactions, including operating costs, Company-level tax returns, legal and other customary investment related expenses.

Common expenses frequently will be incurred on behalf of the Company and one or more of the Adviser’s other clients. The Adviser will seek to allocate those common expenses among the Company and such other clients in a manner that is fair and reasonable over time, and the Adviser may bear certain expenses directly that otherwise are not allocated to the Company or to its other clients. To address potential conflicts of interest, the Adviser has adopted and implemented policies and procedures for the allocation of common expenses. The Adviser, for instance, will allocate expenses to clients, including the Company, in accordance with the client’s arrangements with the Adviser. In addition, the Adviser may use a variety of methods to allocate common expenses, including methods based on assets under management, relative use of a product or service, the nature or source of a product or service, the relative benefits derived by the Company and its other clients from a product or service, size of the Company’s or the other client’s investment, or other relevant factors. Expense allocations may, at times, depend on subjective determinations by the Adviser. Allocations of common expenses by the Adviser to the Company will be subject to the review and approval of the Company’s Board of Directors.

The Adviser has agreed to limit, indefinitely, the amount of “Specified Expenses” (defined below) borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company’s aggregate capital commitments (“Capital Commitments”) and (ii) the Company’s net assets, at the time of determination (the “Expense Cap”). Specified Expenses include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting; (ii) printing and mailing expenses; (iii) professional fees, consisting of legal, compliance, tax and audit fees; (iv) treasury and compliance function expenses, including the salary of any internal resources of the Adviser and its affiliates reimbursed by the Company; (v) research expenses relating to Bloomberg, expert network services, and investment research subscriptions; (vi) fees and expenses of directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser (such directors, “Independent Directors”)); (vii) premiums for director and officer and errors and omissions insurance; and (viii) valuation of Company investments. For the avoidance of doubt, Specified Expenses will not include any other expenses of the Company incurred in connection with its operations, including but not limited to, (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other leverage arrangements, (vi) brokerage commissions, expenses related to litigation and potential litigation, and (vii) extraordinary expenses not incurred in the ordinary course of the Company’s business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors.

The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company, and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. For the Company’s first year of operations, the Specified Expenses were annualized and to the extent such annualized Specified Expenses exceeded the Expense Cap for such period on an annualized basis, the Adviser promptly waived fees or reimbursed the Company for expenses necessary to eliminate such excess. Such waivers are not subject to future reimbursement by the Company. For the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022, the Adviser reimbursed the Company $66 and $0, respectively, for the annualized expenses in excess of the cap.

6. Debt

On April 6, 2022, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), by and among the Company, the lenders party thereto from time to time and ING Capital LLC (“ING”), as Administrative Agent (in such capacity, the “Administrative Agent”). The Credit Agreement had an initial multicurrency revolving loan commitment of $85,000, with uncommitted capacity to increase the revolving loan commitments up to $500,000 in the form of dollar commitments or multicurrency commitments. On May 13, 2022, the Company entered into an Incremental Commitment and Assumption Agreement and First Amendment to Senior Secured Revolving Credit Agreement by and among the Company, the lenders party thereto, the assuming lenders party thereto and the Administrative Agent,

6. Debt (Continued)

pursuant to which, among other things, the Company amended the Credit Agreement to increase its revolving loan commitments thereunder to $145,000, with $100,000 in the form of multicurrency commitments and $45,000 in the form of dollar commitments. The Credit Agreement permits the Company to use up to $25,000 of multicurrency commitments to incur letters of credit.

On August 26, 2022, the Company entered into an Incremental Commitment and Assumption Agreement (the “Incremental Agreement”), which supplements the Senior Secured Revolving Credit Agreement, dated as of April 6, 2022 (as amended, restated, supplemented and otherwise modified to date, including by the Incremental Agreement, the “Credit Agreement”), among the Company, as borrower, ING Capital LLC as Administrative Agent and the lenders party thereto. Pursuant to the Incremental Agreement, among other changes, the total commitments under the Credit Agreement increased from $145,000 to $250,000, consisting of an increase in dollar commitments from $45,000 to $140,000 and of multicurrency commitments from $100,000 to $110,000. In connection with such increase, the Company paid the lenders providing commitments certain fees.

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

Unless borrowed in the Alternate Base Rate (as defined in the Credit Agreement), borrowings in: (i) U.S. Dollars have an interest rate of Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.375%, with a SOFR adjustment of 0.10% for an interest period of one month and 0.15% for an interest period of three months, (ii) Canadian Dollars have an interest rate of the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus 2.375%, (iii) Euros have an interest rate of the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus 2.375%, and (iv) Pound Sterling have an interest rate of Daily Simple RFR (as defined in the Credit Agreement) plus 2.375%, with a credit spread adjustment of 0.0326%. Borrowings based on the alternate base have an applicable margin of 1.375%. The Credit Agreement includes a commitment fee for unused commitments thereunder of (i) during the first six months following the effective date of the Credit Agreement, 0.375% per annum and (ii) thereafter until the revolver termination date, (x) 0.75% per annum if the daily used amount of the commitments thereunder is less than or equal to 35% of the commitments and (y) 0.50% per annum if the daily used amount of the commitments thereunder is greater than 35% of the commitments, as well as certain other fees as agreed among the Company, the Administrative Agent and the lenders.

The Credit Agreement includes the following financial covenants: (i) a minimum shareholders equity financial covenant that requires the Company to maintain a minimum shareholders’ equity as of the last day of any fiscal quarter of at least $40,740 plus 50% of the net proceeds of sales of certain equity interests after the effective date of the Credit Agreement, (ii) an obligors’ net worth financial covenant that requires the obligors’ net worth to be no less than the minimum shareholders’ equity minus 50% of the lesser of (x) the aggregate investment in Financing Subsidiaries (as defined therein) and (y) 25% of the Company’s capital commitments, (iii) a asset coverage ratio financial covenant that requires the asset coverage ratio to be no less than 150% at any time (after giving effect to exemptive orders specified therein), and (iv) a interest coverage ratio financial covenant that requires the interest coverage ratio as of the last day of any fiscal quarter to be no less than 2.00:1.00. The Credit Agreement also includes other affirmative and negative covenants, including without limitation covenants that restrict certain indebtedness, liens, investments, restricted payments and transactions with affiliates. The Company’s obligations to the lenders under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.

The Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable.

As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Credit Agreement.

6. Debt (Continued)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023	For the Period from March 14, 2022 (inception) through March 31, 2022
Average debt outstanding	$146,300	$—
Maximum amount of debt outstanding	176,238	—

Weighted average annualized interest cost (1)	7.37%	—%
Annualized amortized debt issuance cost	0.62%	—%
Total annualized interest cost	$7.99%	$—%
(1)	Includes the stated interest expense and commitment fees on the unused portion of the Credit Agreement. Commitment fees for the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022 was $129 and $0, respectively.

Total expenses related to debt included the following:

	For the Three Months Ended March 31, 2023	For the Period from March 14, 2022 (inception) through March 31, 2022
Interest expense	$2,694	$—
Amortization of deferred debt issuance costs	228	—
Total	$2,922	$—

During the three months ended March 31, 2023, there was maximum of $176,238 of debt outstanding under the Credit Agreement, with a weighted-average interest rate, excluding amortized debt issuance cost of 7.37%. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of March 31, 2023, the estimated fair value of the outstanding debt approximated its carrying value.

The Company held no debt for the period from March 14, 2022 (inception) through March 31, 2022.

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

The Schedule of Investments includes certain revolving loan facilities and other commitments with unfunded balances at March 31, 2023 and December 31, 2022 as follows:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment at March 31, 2023	Unfunded Commitment at December 31, 2022
Gannett Fleming	Revolver	12/20/2028	$1,364	$1,364
Ironhorse Purchaser, LLC	Delayed Draw	9/30/2027	1,000	—
Ironhorse Purchaser, LLC	Revolver	9/30/2027	855	—
Pennsylvania Real Estate Investment Trust	Revolver	12/10/2023	5,080	5,080
Planet US Buyer LLC	Revolver	1/30/2030	1,835	—
PT Intermediate Holdings III, LLC	Delayed Draw	11/1/2028	5,000	—
Total Unfunded Commitments			$15,134	$6,444

7. Commitments and Contingencies (Continued)

The Company has various commitments to fund various revolving and delayed draw senior secured loans on behalf of certain portfolio companies.

As of March 31, 2023, the Company had the following unfunded commitments to its portfolio companies:

Investments—non-controlled/non-affiliated	Commitment Type	Unfunded Commitment as of March 31, 2023
Athena Holdco S.A.S.	Term Loan	€17,900
Athena Holdco S.A.S.	Delayed Draw Term Loan	2,100
Total Unfunded Commitments		€20,000

As of December 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

Investments—non-controlled/non-affiliated	Commitment Type	Unfunded Commitment as of December 31, 2022
Athena Holdco S.A.S. (1)	Term Loan	€10,070
Athena Holdco S.A.S. (2)	Delayed Draw Term Loan	1,180
Total Unfunded Commitments		€11,250
(1)	Subsequent to December 31, 2022 the term loan commitment was increased by €7.8 million, the total commitment is now €17.9 million.
(2)	Subsequent to December 31, 2022 the delayed draw term loan commitment was increased by €0.9 million, the total commitment is now €2.1 million.

The unfunded revolver obligations may or may not be funded to the borrowing party in the future but the entire amount was eligible for funding to the borrowers as of both March 31, 2023 and December 31, 2022, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. The Company’s commitment to fund term loans and delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants. For commitments to fund delayed draw loans with performance thresholds, borrowers are required to meet certain performance requirements before the Company is obligated to fulfill these commitments.

8. Other Related Party Transactions

The Company, the Administrator, the Adviser and affiliates may be considered related parties. From time to time, the Adviser advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At March 31, 2023 and December 31, 2022, there were no amounts reimbursable to the Adviser by the Company.

Pursuant to the Administration Agreement, the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022, no such costs were allocated to the Company.

The Adviser has agreed to pay organization costs in an amount not to exceed $1,000 on behalf of the Company. Organization and offering costs will only be borne by the Company if such costs exceeds $1,000, at which time, costs associated with the organization of the Company will be expensed as incurred. For the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022, the Adviser paid $0 and $43, respectively, of organization costs on behalf of the Company. These costs were waived by the Adviser as per the Investment Advisory Agreement.

On April 1, 2022, the Company entered into a facility agreement with certain affiliates of the Adviser to acquire its initial portfolio investments by purchasing certain investments owned and held by such affiliates. The Company paid $71 in consideration to acquire the portfolio.

As discussed in the definitive proxy statement of the Company, filed with the SEC on September 19, 2022 (the “Proxy Statement”), the Company held a special meeting of shareholders (the “Special Meeting”) to approve an amended and restated Investment Advisory Agreement. The Company’s shareholders approved the Investment Advisory Agreement at the Special Meeting.

8. Other Related Party Transactions (Continued)

The Investment Advisory Agreement provides for the quarterly base management fee described above. Previously, the base management fee was calculated based on the value of the Company’s net assets excluding cash and cash equivalents at the end of the two most recently completed calendar quarters. The Adviser reduced the Base Management Fee for the quarter ended September 30, 2022 for the difference in the base management fee charged for the period ending June 30, 2022 and the base management fee that would have been charged under the amended and restated Investment Advisory Agreement for such period. The amount of the reduction was $15.

9. Shareholders’ Equity and Dividends

As of both March 31, 2023 and December 31, 2022, the Company had received $316,000 of equity commitments to purchase shares of the Company’s common stock. As of March 31, 2023, and December 31, 2022, $184,615 and $149,855 (58.4% and 47.4% of total commitments), respectively, had been called.

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a shareholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s dividend reinvestment plan are through newly issued shares. The following table summarizes the Company’s dividends declared and paid as of March 31, 2023.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 13, 2023	March 31, 2023	April 28, 2023	Regular	$0.38	$4,857
				$0.38	$4,857

The Company had no dividends declared and paid for the period from March 14, 2022 (inception) through March 31, 2022.

10. Financial Highlights

The financial highlights below show the Company’s results of operations for the three months ended March 31, 2023:

For the Three Months Ended March 31, 2023
Per Share Data:
Per share NAV at beginning of period	$13.48

Investment operations:
Net investment income (1)	0.47
Net realized and unrealized gain (loss)	0.08
Net increase in net assets from operations	0.55
Distributions declared from net investment income	(0.38)
Issuance of shares (2)	0.06
Total increase (decrease) in net assets	0.23
Per share NAV at end of period	$13.71

Total return based on net asset value (3)	4.08%

Shares outstanding at end of period	12,781,489
Ratios to average net asset value: (4)
Net investment income	14.52%
Expenses before incentive fee (5)	9.73%
Expenses after incentive fee (6)	9.96%

Ending net asset value	$13.71
Portfolio turnover rate	6.32%
Weighted-average debt outstanding	$146,300
Weighted-average interest rate on debt (7)	7.37%
Weighted-average number of shares of common stock	11,596,814
Weighted-average debt per share	$12.62
Asset coverage ratio (8)	216.0%
(1)	Per share changes in net asset value are computed based on the weighted average of shares outstanding during the time such activity occurred.
(2)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	Not annualized for periods less than one year. Total return based on net asset value equals the change in net asset value per share from investment operations during the period divided by the beginning net asset value per share at the beginning of the period.
(4)	Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses and non-recurring income. Weighted average net assets were calculated based considering the capital call activity during the period.
(5)	Includes all Company expenses, including interest and other debt costs prior to contractual expense reimbursement by the Investment Advisor.
(6)	Includes incentive fees and all Company expenses including interest and other debt costs prior to contractual expense reimbursement by the Investment Advisor.
(7)	Excludes amortized debt issuance cost.
(8)	In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Activity incurred prior to the commencement of operations April 1, 2022, was not considered to compute the ratios.

11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the unaudited interim financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the unaudited interim financial statements, except as disclosed below:

In April 2023, the Company has purchased Athena Holdco S.A.S term loan and revolving credit with an aggregate par value of €20 million and various other investments with an aggregate par value of $49 million.

On April 21, 2023, the Company issued a capital call in the amount of $20.8 million to its investors with a due date of April 28, 2023. The Company issued 1,516,047 shares at March 31, 2023 net asset value of $13.71 for the funds received pursuant to this capital call.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited interim financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of the Company. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•our, or our portfolio companies’, future business, operations, operating results or prospects;

•the return or impact of current and future investments;

•the impact of global health crises, on our or our portfolio companies’ business and the U.S. and global economy;

•the impact of a protracted decline in the liquidity of credit markets on our business;

•the impact of fluctuations in interest rates on our business;

•the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;

•our contractual arrangements and relationships with third parties;

•the general economy and its impact on the industries in which we invest;

•the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•our expected financings and investments;

•the adequacy of our financing resources and working capital;

•the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

•the timing of cash flows, if any, from the operations of our portfolio companies;

•the timing, form and amount of any dividend distributions;

•	our ability to maintain our qualification as a registered investment company (“RIC”) and as a business development company (“BDC”);

•our business prospects and the prospects of our prospective portfolio companies;

•

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

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward-looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report.

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

Overview

We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Maryland corporation on June 21, 2021, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “eligible assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2023 and December 31, 2022, 76.3% and 73.2%, respectively, of our total assets were invested in eligible assets.

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

Common expenses frequently are incurred on behalf of the Company and one or more of the Adviser’s other clients. The Adviser seeks to allocate those common expenses among the Company and such other clients in a manner that is fair and reasonable over time, and the Adviser may bear certain expenses directly that otherwise are not allocated to the Company or to its other clients. To address potential conflicts of interest, the Adviser has adopted and implemented policies and procedures for the allocation of common expenses. The Adviser, for instance allocates expenses to clients, including the Company, in accordance with the client’s arrangements with the Adviser. In addition, the Adviser may use a variety of methods to allocate common expenses, including methods based on assets under management, relative use of a product or service, the nature or source of a product or service, the relative benefits derived by the Company and its other clients from a product or service, size of the Company’s or the other clients’ investment, or other relevant factors. Expense allocations may, at times, depend on subjective determinations by the Adviser. Allocations of common expenses by the Adviser to the Company is subject to the review and approval of the Company’s Board of Directors.

The Adviser has agreed to limit, indefinitely, the amount of Specified Expenses borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company’s aggregate Capital Commitments and (ii) the Company’s net assets, at the time of determination (i.e., the Expense Cap). Specified Expenses include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting; (ii) printing and mailing expenses; (iii) professional fees, consisting of legal, compliance, tax and audit fees; (iv) treasury and compliance function expenses, including the salary of any internal Redwood resources reimbursed by the Company; (v) research expenses relating to Bloomberg, expert network services, and investment research subscriptions; (vi) Independent Director fees and expenses; (vii) premiums for director and officer and errors and omissions insurance; and (viii) valuation of Company investments. For the avoidance of doubt, Specified Expenses do not include any other expenses of the Company incurred in connection with its operations, including but not limited to, (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other leverage arrangements, (vi) brokerage commissions, expenses related to litigation and potential litigation, and extraordinary expenses not incurred in the ordinary course of the Company’s business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors.

The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company, and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. For the Company’s first year of operations, the Specified Expenses were annualized and to the extent such annualized Specified Expenses exceeded the Expense Cap for such period on an annualized basis, the Adviser promptly waived fees or reimbursed the Company for expenses necessary to eliminate such excess.

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

Organization costs consist of, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of this Report and other offering documents. As of March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022, the Adviser incurred approximately $0 and $0.7 million, respectively, of organizational costs on behalf of the Company.

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

Valuation of portfolio investments

The Company values investments for which market quotations are readily available at their market quotations. However, the Company expects that there will not be readily available market values for many of the investments that are in its portfolio, and the Company values such investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of the Board of Directors under the Company’s valuation policy and process, as described in more detail below.

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

Portfolio and investment activity

At March 31, 2023, our investment portfolio of $311.6 million (at fair value) consisted of 31 portfolio companies and was invested 78.4% in first lien term loans, 0.3% in revolvers and 21.3% in corporate bonds. At December 31, 2022, our investment portfolio of $272.7 million (at fair value) consisted of 29 portfolio companies and was invested 75.6% in first lien term loans, 0.3% in revolvers and 24.1% in corporate bonds. Our average portfolio company investment at fair value was approximately $10.1 million and $9.4 million, respectively. Our largest portfolio company investment by value was approximately 7.1% and 5.7% of our portfolio, respectively, and our five largest portfolio company investments by value comprised approximately 26.2% and 25.8% of our portfolio at March 31, 2023 and December 31, 2022, respectively.

The industry composition of our portfolio at fair value at March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Beverage, Food & Tobacco	2.8%	3.3%
Capital Equipment	1.7	1.4
Chemicals, Plastics & Rubber	1.6	1.9
Construction & Building	7.7	8.6
Consumer Goods: Durable	6.1	7.7
Consumer Goods: Non-Durable	5.9	8.3
Environmental Industries	6.6	4.8
FIRE: Real Estate	4.8	5.7
Healthcare & Pharmaceuticals	10.9	12.3
Hotel, Gaming & Leisure	3.1	—
Retail	10.8	12.3
Services: Business	9.9	7.6
Services: Consumer	4.2	8.4
Software	7.2	8.2
Technology Enabled Services	9.4	2.2
Transportation: Consumer	4.9	4.6
Wholesale	2.4	2.7
	100.0%	100.0%

The weighted average effective yield of our debt and total portfolio was 13.9% and 14.0% at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, 83.4% and 81.2%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate, and 16.6% and 18.8%, respectively, of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 76.2% and 90.0% at March 31, 2023 and December 31, 2022, respectively. No debt investments in the portfolio were on non-accrual status as of both March 31, 2023 and December 31, 2022.

Results of operations

Investment income

Total investment income for the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022, was $9.6 million and $0, respectively, mainly comprised of $9.3 million and $0 in cash interest income, respectively. Interest income was attributable to interest and fees on our debt investments.

Expenses

Total operating expenses for the three months ended March 31, 2023 were $4.2 million, comprised of $2.9 million in interest and other debt expenses, $0.6 million in management fees and $0.7 million in all other expenses, respectively.

Total operating expenses for the period from March 14, 2022 (inception) through March 31, 2022 were $0.8 million, comprised of $0.7 million in organization expenses and $0.1 million in all other expenses. The Adviser paid all of the $0.7 million of organization expenses.

Net investment income

For the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022, net investment income was $5.5 million and ($0.1) million, respectively.

Net realized and unrealized gain or loss

For the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022, the net realized gain was $1.4 million and $0, respectively.

For the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022, the change in net unrealized depreciation was ($0.4) million and $0, respectively.

Incentive compensation

For the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022, the Company incurred $0.4 million and $0, respectively in incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For both the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022, the Company incurred no excise tax.

Net increase in net assets resulting from operations

For the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022, the net change in net assets applicable to common shareholders resulting from operations was $6.4 million and ($0.1) million, respectively.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022:

	For the three months ended March 31, 2023	For the period from March 14, 2022 (inception) through March 31, 2022
Shares Issued	2,556,835	3,333
Average Price Per Share	$14.02	$15.00
Proceeds	$35,852,573	$50,000

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

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company’s sole initial shareholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result, under current law, the Company is permitted as a BDC to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (a two-to-one debt-to-equity ratio). As of March 31, 2023 and December 31, 2022, the Company’s asset coverage ratio was 216.0% and 213.7%, respectively.

Net cash used in operating activities during the three months ended March 31, 2023 and during the period from March 14, 2022 (inception) through March 31, 2022 was $60.0 million and $0, respectively, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of ($36.5) million and $0, respectively, and net investment income (net of non-cash income and expenses) of approximately $5.5 million and ($0.1) million, respectively.

Net cash provided by financing activities was $59.0 million and $0, respectively, for the three months ended March 31, 2023 and for the period from March 14, 2022 (inception) through March 31, 2022, consisting primarily of $35.9 million and $0, respectively, from the issuance of common shares, $29.2 million and $0, respectively, from net amounts drawn on the Credit Agreement and $6.1 million and $0, respectively, from distributions paid.

At March 31, 2023 and December 31, 2022, we had $1.5 million and $2.5 million in cash and cash equivalents and $0.8 million and $0.8 million in restricted cash, respectively.

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

Distributions to shareholders for the three ended March 31, 2023 totaled $4.9 million ($0.38 per share). The Company had no dividends declared and paid for the period from March 14, 2022 (inception) through March 31, 2022.

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

Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

The Company has entered into the Investment Advisory Agreement with the Adviser in accordance with the 1940 Act. The Company entered into an Investment Advisory Agreement with the Adviser, effective as of March 31, 2022, in accordance with the 1940 Act. On September 30, 2022, the Company and the Adviser entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”). For these services, the Company will pay (1) a management fee equal to a percentage of the value of the Company’s Weighted Average Net Asset Value and (2) an incentive fee based on the Company’s performance.

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

Recent Developments

Management has evaluated subsequent events through the date of issuance of the unaudited interim financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements, except as disclosed below:

In April 2023, the Company has purchased Athena Holdco S.A.S term loan and revolving credit with an aggregate par value of €20 million and various other investments with an aggregate par value of $49 million.

On April 21, 2023, the Company issued a capital call in the amount of $20.8 million to its investors with a due date of April 28, 2023. The Company issued 1,516,047 shares at March 31, 2023 net asset value of $13.71 for the funds received pursuant to this capital call.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to a potential economic downturn or recession, the economic effects of the Russian invasion of Ukraine introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning the potential economic downturn or recession, the Russian invasion of Ukraine and its potential impact on our business and our operating results, see “Risk Factors.”

Investment valuation risk

Because there is not a readily available market value for certain of the investments in our portfolio, we value such of our portfolio investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of our Board of Directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our Board of Directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” as well as Notes 2 and 3 to our unaudited interim financial statements for the three months ended March 31, 2023 for more information relating to our investment valuation.

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

At March 31, 2023 and December 31, 2022, 83.4% and 81.2%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At March 31, 2023 and December 31, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 76.2% and 90.0%, respectively. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Based on our Statement of Assets and Liabilities as of March 31, 2023, the following table shows the annual impact on net investment income (excluding the related management fees and incentive fee impact) of base rate changes in interest rates (considering that interest rate floors for variable rate instruments and that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change (1)	Net Investment Income (Loss)	Net Investment Income (Loss) Per Share
Up 300 basis points	$5,481	$0.43
Up 200 basis points	3,899	0.31
Up 100 basis points	2,317	0.18
Down 100 basis points	(848)	(0.07)
Down 200 basis points	(2,430)	(0.19)
Down 300 basis points	(4,019)	(0.31)
(1)	Includes the impact of our interest rate swaps as a result of interest rate changes. For interest rate swaps, we assume only the next 1 year is impacted by the change in base rate and so we multiply the notional amount of our swap by the Basis Point Change. It does not adjust interest swaps for changes in future years, and it does not adjust interest rate swaps for the implied interest rate expectation in the swaps.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 17, 2023, which could materially affect our business, financial condition and/or operating results.

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

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk." Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

We hold our cash and cash equivalents that we use to meet our working capital needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

We hold our cash and cash equivalents that we use to meet our working capital needs in deposit accounts at multiple financial institutions. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”), standard deposit insurance limit or similar government guarantee schemes. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our obligations.

For example, on March 10, 2023, Silicon Valley Bank (“SVB”), and on March 12, 2023, Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

We also maintain investment accounts with other financial institutions in which we hold our investments and, if access to the funds we use for working capital is impaired, we may not be able to sell investments or transfer funds from our investment accounts to new accounts on a timely basis sufficient to meet our working capital needs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
4.1	Form of Subscription Agreement(1)
31.1	Certification of Co-President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Co-President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Co-Presidents and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

(1)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56413) filed on May 26, 2022 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Redwood Enhanced Income Corp.

Date: May 15, 2023	By:	/s/ Ruben Kliksberg
	Name:	Ruben Kliksberg
	Title:	Co-President

Date: May 15, 2023	By:	/s/ Sean Sauler
	Name:	Sean Sauler
	Title:	Co-President

Date: May 15, 2023	By:	/s/ Toni Healey
	Name:	Toni Healey
	Title:	Chief Financial Officer