Form 10-Q
period 2023-06-30
Redwood Enhanced Income Corp.
filed 2023-08-14
CIK 1870267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2023

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

As of June 30, 2023, there was no established public market for the Registrant’s shares of common stock.

The number of the Registrant’s shares of common stock outstanding on August 14, 2023 was 14,439,103.

REDWOOD ENHANCED INCOME CORP.

FORM 10-Q

Part I.	Financial Information

Item 1.	Financial Statements

	Statements of Assets and Liabilities as of June 30, 2023 (Unaudited) and December 31, 2022	3

	Statements of Operations for the three and six months ended June 30, 2023 and for the period from April 1, 2022 (commencement of operations) through June 30, 2022 and for the period from March 14, 2022 (inception) through June 30, 2022 (Unaudited)	4

	Statements of Changes in Net Assets for the three and six months ended June 30, 2023 and for the period from April 1, 2022 (commencement of operations) through June 30, 2022 and for the period from March 14, 2022 (inception) through June 30, 2022 (Unaudited)	5

	Statements of Cash Flows for the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022 (Unaudited)	6

	Schedules of Investments as of June 30, 2023 (Unaudited) and December 31, 2022	7

	Notes to Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

Part II.	Other Information	42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

Signatures		46

Redwood Enhanced Income Corp.
Statements of Assets and Liabilities
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Non-controlled/non-affiliated investments, at fair value (1)	$351,180	$272,731
Non-controlled/affiliated investments, at fair value (2)	21,964	—
Cash and cash equivalents	2,246	2,536
Restricted cash	113	757
Derivatives, at fair value	484	375
Interest receivable	5,336	3,592
Deferred debt issuance costs	1,699	2,092
Prepaid expenses and other assets	69	317
Total assets	$383,091	$282,400

Liabilities
Debt	$182,034	$121,738
Incentive fees payable	191	—
Interest and other debt related payables	137	309
Distributions payable	5,458	6,094
Payable for investments purchased	1,583	15,466
Management fees payable	612	511
Accrued expenses and other liabilities	565	475
Total liabilities	$190,580	$144,593

Commitments and contingencies (Note 8)

Net assets	$192,511	$137,807

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value, (1,000,000,000 shares authorized, 14,362,829 and 10,224,654 shares issued and outstanding, respectively)	$14	$10
Paid-in capital in excess of par	208,920	151,392
Distributable earnings (deficit)	(16,423)	(13,595)
Total net assets	192,511	137,807
Total liabilities and net assets	$383,091	$282,400

Shares outstanding	14,362,829	10,224,654

Net asset value per share	$13.40	$13.48
(1)	Non-controlled/non-affiliated investments at amortized cost $370,608 and $286,760 as of June 30, 2023 and December 31, 2022, respectively.
(2)	Non-controlled/affiliated investments at amortized cost $22,153 and $0 as of June 30, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Operations (Unaudited)

(in thousands, except share and per share data)

		For the		For the
		period from		period from
		April 1, 2022		March 14,
	Three	(commencement		2022
	months	of operations)	Six months	(inception)
	ended June	through June	ended June	through June
	30, 2023	30, 2022	30, 2023	30, 2022
Investment income:
Non-controlled/non-affiliated investment:
Interest income, excluding payment-in-kind (“PIK”)	$10,911	$2,334	$20,234	$2,334
PIK income	174	38	397	38
Other income	535	398	567	398
Total investment income from non-controlled/non-affiliated company investments	11,620	2,770	21,198	2,770
Non-controlled/affiliated investment:
Interest income, excluding payment-in-kind (“PIK”)	538	—	538	—
Total investment income from non-controlled/affiliated company investments	538	—	538	—
Total investment income	12,158	2,770	21,736	2,770

Operating expenses:
Interest and other debt expenses	3,434	456	6,356	456
Organization expenses	—	—	—	660
Management fees	711	251	1,305	251
Administrative expenses	47	39	91	39
Professional fees	88	176	165	223
Directors’ fees	57	56	113	113
Custody and transfer agent fees	20	10	40	10
Incentive fees	191	—	553	—
Other operating expenses	110	18	201	26
Total operating expenses, before expense reimbursement and waiver	4,658	1,006	8,824	1,778
Expense reimbursement	(99)	—	(165)	—
Organization expenses waiver	—	—	—	(660)
Total operating expenses, net of expense reimbursement and waiver	4,559	1,006	8,659	1,118
Net investment income (loss)	7,599	1,764	13,077	1,652

Net realized and unrealized gain (loss) on derivatives	319	(171)	208	(171)

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(1,471)	27	(142)	27
Foreign currency debt	5	—	96	—
Net realized gain (loss)	(1,466)	27	(46)	27
Change in net unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(5,161)	(7,438)	(5,264)	(7,438)
Non-controlled/affiliated investments	(189)	—	(189)	—
Foreign currency investments	(28)	14	(133)	14
Foreign currency debt	(2)	—	(166)	—
Net change in net unrealized appreciation (depreciation)	(5,380)	(7,424)	(5,752)	(7,424)

Net realized and unrealized gain (loss)	(6,527)	(7,568)	(5,590)	(7,568)

Net increase (decrease) in net assets from operations	$1,072	$(5,804)	$7,487	$(5,916)

Net investment income (loss) per share (basic and diluted)	$0.55	$0.41	$1.02	$0.38
Earnings (loss) per share (1)	$0.08	$(1.34)	$0.59	$(1.37)

Basic and diluted weighted average shares outstanding	13,911,578	4,325,696	12,760,590	4,325,696
(1)	Computed based on the weighted average shares outstanding and capital activity during the time periods such earnings occurred.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.
Statements of Changes in Net Assets (Unaudited)
(in thousands, except shares)

				Paid-in-
				Capital in	Distributable
	Common Shares			Excess of	Earnings	Total Net
	Shares	Par Amount		Par Value	(Loss)	Assets
Balance at April 1, 2022 (commencement of operations)	3,333	$—	(1)	$50	$(112)	$(62)
Issuance of common stock	6,305,000	6		94,569	—	94,575
Common stock issued from reinvestment of distributions	—	—		—	—	—
Distributions to shareholders	—	—		—	—	—
Net investment income	—	—		—	1,764	1,764
Net realized and unrealized gain (loss) on derivatives	—	—		—	(171)	(171)
Net realized gain (loss)	—	—		—	27	27
Net unrealized gain (loss)	—	—		—	(7,424)	(7,424)
Balance at June 30, 2022	6,308,333	$6		$94,619	$(5,916)	$88,709

Balance at March 31, 2023	12,781,489	$13		$187,242	$(12,037)	$175,218
Issuance of common stock	1,516,047	1		20,783	—	20,784
Common stock issued from reinvestment of distributions	65,293	—		895	—	895
Distributions to shareholders	—	—		—	(5,458)	(5,458)
Net investment income	—	—		—	7,599	7,599
Net realized and unrealized gain (loss) on derivatives	—	—		—	319	319
Net realized gain (loss)	—	—		—	(1,466)	(1,466)
Net unrealized gain (loss)	—	—		—	(5,380)	(5,380)
Balance at June 30, 2023	14,362,829	$14		$208,920	$(16,423)	$192,511

				Paid-in-
				Capital in	Distributable
	Common Shares			Excess of	Earnings	Total Net
	Shares	Par Amount		Par Value	(Loss)	Assets
Balance at March 14, 2022 (inception)	3,333	$—	(1)	$50	$—	$50
Issuance of common stock	6,305,000	6		94,569	—	94,575
Common stock issued from reinvestment of distributions	—	—		—	—	—
Distributions to shareholders	—	—		—	—	—
Net investment income	—	—		—	1,652	1,652
Net realized and unrealized gain (loss) on derivatives	—	—		—	(171)	(171)
Net realized gain (loss)	—	—		—	27	27
Net unrealized gain (loss)	—	—		—	(7,424)	(7,424)
Balance at June 30, 2022	6,308,333	$6		$94,619	$(5,916)	$88,709

Balance at December 31, 2022 (2)	10,224,654	$10		$151,392	$(13,595)	$137,807
Issuance of common stock	3,991,830	4		55,540	—	55,544
Common stock issued from reinvestment of distributions	146,345	—		1,988	—	1,988
Distributions to shareholders	—	—		—	(10,315)	(10,315)
Net investment income	—	—		—	13,077	13,077
Net realized and unrealized gain (loss) on derivatives	—	—		—	208	208
Net realized gain (loss)	—	—		—	(46)	(46)
Net unrealized gain (loss)	—	—		—	(5,752)	(5,752)
Balance at June 30, 2023	14,362,829	$14		$208,920	$(16,423)	$192,511
(1)	Par amount is zero due to rounding of shares.
(2)	Commencement of operations was April 1, 2022.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.
Statements of Cash Flows (Unaudited)
(in thousands, except shares)

	For the Six Months Ended June 30, 2023	For the period from March 14, 2022 (inception) through June 30, 2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$7,487	$(5,916)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(135,605)	(200,206)
Proceeds from disposition of investments	31,982	2,886
Net realized (gain) loss on investments	142	(27)
Net realized (gain) loss on foreign currency debt	(96)	—
Change in net unrealized (appreciation)/depreciation of investments	5,453	7,438
Change in net unrealized (appreciation)/depreciation of foreign currency investments	133	(14)
Change in net unrealized (appreciation)/depreciation of foreign currency debt	166	—
Net amortization of investment discounts and premiums	(2,122)	(390)
Amortization of deferred debt issuance costs	468	89
Interest paid in kind	(397)	(38)
Changes in assets and liabilities:
Decrease (increase) in derivatives, at fair value	(109)	171
Decrease (increase) in interest receivable	(1,744)	(3,955)
Decrease (increase) in prepaid expenses and other assets	248	(3,117)
Increase (decrease) in incentive fees payable	191	—
Increase (decrease) in interest and other debt related payables	(172)	226
Increase (decrease) in payable for investments purchased	(13,883)	65,933
Increase (decrease) in management fees payable	101	251
Increase (decrease) in accrued expenses and other liabilities	90	81
Net cash provided by (used in) operating activities	(107,667)	(136,588)

Financing activities
Proceeds from shares of common stock sold	55,544	94,575
Debt borrowings	146,757	98,650
Debt repayments	(86,531)	(32,650)
Distribution paid	(8,962)	—
Deferred debt issuance costs paid	(75)	(1,912)
Net cash provided by (used in) financing activities	106,733	158,663

Net increase (decrease) in cash and cash equivalents and restricted cash	(934)	22,075
Cash and cash equivalents and restricted cash at beginning of period	3,293	50
Cash and cash equivalents and restricted cash at end of period	$2,359	$22,125

Supplemental cash flow information
Interest and other debt expenses paid	$6,060	$203
Upfront fees paid	$—	$725
Other financing fees paid	$75	$600
Reinvestment of stockholder distributions	$1,988	$—

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited)

June 30, 2023

(in thousands, except shares)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Debt
Beverage, Food, & Tobacco
Wellful Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 6.25%	4/21/2027	9,762	$9,416	$7,923	4.12%	(A)
							$9,416	$7,923	4.12
Construction & Building
Brand Industrial Services, Inc.	First Lien Term Loan	3M LIBOR	1.00%	L + 4.25%	6/21/2024	13,029	$12,441	$12,847	6.67	(A)
Gannett Fleming, Inc.	First Lien Term Loan	3M SOFR	1.00%	S + 6.60%	12/20/2028	8,593	$8,364	$8,400	4.36	(A) (E)
Gannett Fleming, Inc.	Revolver	3M SOFR	1.00%	S + 6.60%	12/20/2028	1,364	$—	$(31)	(0.02)	(A) (D) (E)
New AMI I (Associated Materials)	First Lien Term Loan	3M SOFR	0.50%	S + 6.00%	3/8/2029	3,980	$3,327	$3,341	1.74	(A)
							$24,132	$24,557	12.75
Consumer Goods: Durable
SVP Singer Holdings Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 6.75%	7/28/2028	13,390	$12,730	$9,909	5.15	(A)
							$12,730	$9,909	5.15
Consumer Goods: Non-Durable
Boardriders, Inc.	First Lien Term Loan	3M LIBOR	1.00%	L + 6.5% plus 1.50% PIK	4/23/2024	10,096	$9,825	$9,895	5.14	(A)
Farfetch US Holdings Inc. (United Kingdom)	First Lien Term Loan	3M SOFR	0.50%	S + 6.35%	10/20/2027	9,950	$9,376	$9,303	4.83	(A) (B) (C)
Parfums Holding Company, Inc.	First Lien Term Loan	1M SOFR	1.50%	S + 6.11%	6/30/2026	4,596	$4,332	$4,369	2.27	(A)
							$23,533	$23,567	12.24
Environmental Industries
Ironhorse Purchaser, LLC	First Lien Term Loan	3M SOFR	1.00%	S + 6.76%	9/30/2027	7,960	$7,775	$7,777	4.04	(A) (E)
Ironhorse Purchaser, LLC (Delayed Draw Loan)	First Lien Term Loan	3M SOFR	1.00%	S + 6.76%	9/30/2027	1,000	$(23)	$(23)	(0.01)	(A) (D) (E)
Ironhorse Purchaser, LLC	Revolver	3M SOFR	1.00%	S + 6.76%	9/30/2027	1,000	$622	$622	0.32	(A) (D) (E)
							$8,374	$8,376	4.35
FIRE: Insurance
Athena Holdco S.A.S.	First Lien Term Loan	3M SOFR	0.00%	S + 6.50%	4/18/2030	17,900	$19,031	$19,253	10.00	(A) (B) (E)
Athena Holdco S.A.S.	First Lien Term Loan	3M SOFR	0.00%	S + 6.50%	4/18/2030	2,100	$(67)	$(33)	(0.02)	(A) (B) (D) (E)
							18,964	19,220	9.98
FIRE: Real Estate
Pennsylvania Real Estate Investment Trust	First Lien Term Loan	1M LIBOR	0.50%	L + 5.74%	12/10/2023	14,456	$14,352	$13,938	7.24	(A)
Pennsylvania Real Estate Investment Trust	Revolver	1M LIBOR	0.50%	L + 3.50%	12/10/2023	6,142	$1,249	$1,083	0.56	(A) (D)
							$15,601	$15,021	7.80
Healthcare & Pharmaceuticals
Covetrus, Inc.	First Lien Term Loan	3M SOFR	0.50%	S + 5.00%	10/13/2029	15,461	$14,585	$14,366	7.46	(A)
Inotiv, Inc.	First Lien Term Loan	6M SOFR	1.00%	S + 6.5% plus 0.25% PIK	11/5/2026	11,928	$11,806	$11,451	5.95	(A) (C)
MB2 Dental Solutions, LLC	First Lien Term Loan	1M SOFR	1.00%	S + 6.50%	1/29/2027	10,000	$(285)	$(284)	(0.15)	(A) (D) (E)
PDS Holdco Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 4.50%	8/18/2028	7,719	$7,057	$6,633	3.45	(A)
PDS Holdco Inc. (Delayed Draw Loan)	First Lien Term Loan	3M LIBOR	0.75%	L + 4.50%	8/18/2028	743	$679	$639	0.33	(A)
							$33,842	$32,805	17.04
Hotel, Gaming and Leisure
Xponential Fitness LLC	First Lien Term Loan	1M LIBOR	1.00%	L + 6.50%	2/28/2025	9,960	$9,727	$9,886	5.14	(A) (C) (E)
							$9,727	$9,886	5.14
Retail
At Home Group, Inc.	First Lien Term Loan	3M LIBOR	0.50%	L + 4.25%	7/24/2028	5,726	$4,688	$3,595	1.87	(A)
Claire’s Stores, Inc.	First Lien Term Loan	1M LIBOR	NA	L + 6.50%	12/18/2026	13,821	$13,565	$12,577	6.53	(A)
							$18,253	$16,172	8.40
Services: Business
PT Intermediate Holdings III, LLC	First Lien Term Loan	3M SOFR	0.75%	S + 6.65%	11/1/2028	9,975	$9,836	$9,801	5.09	(A) (E)
PT Intermediate Holdings III, LLC (Delayed Draw Loan)	First Lien Term Loan	3M SOFR	0.75%	S + 6.65%	11/1/2028	5,000	$(35)	$(88)	(0.05)	(A) (D) (E)
S&S Holdings, LLC	First Lien Term Loan	3M LIBOR	0.50%	L + 5.00%	3/11/2028	15,093	$14,183	$13,108	6.81	(A)
							$23,984	$22,821	11.85
Services: Consumer
Delivery Hero Germany GmbH (Germany)	First Lien Term Loan	3M SOFR	0.50%	S + 5.75%	8/12/2027	9,663	$9,239	$9,558	4.97	(A) (B)
Houghton Mifflin Harcourt Co	First Lien Term Loan	1M SOFR	1.00%	S + 8.00%	4/7/2028	12,500	$12,500	$12,018	6.24	(A) (E)
							$21,739	$21,576	11.21
Software
Atlas Purchaser, Inc.	First Lien Term Loan	3M LIBOR	0.75%	L + 5.25%	5/8/2028	5,177	$4,939	$3,415	1.77	(A)
							$4,939	$3,415	1.77
Technology Enabled Services
Electronics For Imaging, Inc.	First Lien Term Loan	3M LIBOR	0.00%	L + 5.00%	7/23/2026	9,091	$8,911	$6,136	3.19	(A)
Planet US Buyer LLC (Wood Mackenzie)	First Lien Term Loan	3M SOFR	0.75%	S + 6.75%	1/30/2030	22,875	$22,230	$22,263	11.56	(A) (E)
Planet US Buyer LLC (Wood Mackenzie)	Revolver	3M SOFR	0.75%	S + 6.75%	1/30/2030	1,835	$(51)	$(49)	(0.02)	(A) (D) (E)
							$31,090	$28,350	14.73
Transportation: Consumer
Hornblower Holdings, LP	First Lien Term Loan	3M LIBOR	1.00%	L + 8.13%	11/10/2025	17,098	$17,286	$16,927	8.79	(A)
							$17,286	$16,927	8.79
Wholesale
Unique Bidco AB (Sweden)	First Lien Term Loan	3M EURIBOR	0.00%	E + 5.25%	3/11/2029	7,420	$6,805	$7,651	3.97	(A) (B)
							$6,805	$7,651	3.97
Total First Lien Debt							$280,415	$268,176	139.29%

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2023

(in thousands, except shares)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Corporate Bond
Capital Equipment
JPW Industries Holding Corporation	Corporate Bond	NA	NA	9.00%	10/1/2024	5,860	$5,554	$5,306	2.76%	(A)
							$5,554	$5,306	2.76
Chemicals, Plastics, & Rubber
LSB Industries, Inc.	Corporate Bond	NA	NA	6.25%	10/15/2028	5,540	$4,952	$4,958	2.58	(A) (C)
							$4,952	$4,958	2.58
Construction & Building
Werner FinCo LP	Corporate Bond	NA	NA	11.50%	6/15/2028	12,944	$12,802	$12,596	6.54	(A)
							$12,802	$12,596	6.54
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	NA	5.0% plus 4.00% PIK	8/5/2026	12,936	$12,936	$12,987	6.75	(A) (B) (E)
							$12,936	$12,987	6.75
Retail
At Home Group, Inc.	Corporate Bond	NA	NA	4.88%	7/15/2028	8,418	$6,765	$4,251	2.21	(A)
Guitar Center, Inc.	Corporate Bond	NA	NA	8.50%	1/15/2026	12,770	$11,714	$11,653	6.05	(A)
							$18,479	$15,904	8.26
Services: Business
Carlson Travel, Inc.	Corporate Bond	NA	NA	8.50%	11/19/2026	10,646	$9,951	$5,842	3.03	(A)
							$9,951	$5,842	3.03
Services: Consumer
MoneyGram International Inc	Corporate Bond	NA	NA	9.00%	6/1/2030	7,721	6,419	6,775	3.52	(A)
Stonemor, Inc.	Corporate Bond	NA	NA	8.50%	5/15/2029	4,732	$4,397	$4,020	2.09	(A) (C)
							$10,816	$10,795	5.61
Software
Aptos Canada, Inc.	Corporate Bond	1M LIBOR	1.00%	L + 7.50%	3/2/2027	15,000	$14,703	$14,616	7.59	(A) (E)
							$14,703	$14,616	7.59
Total Corporate Bonds							$90,193	$83,004	43.12%

Total Investments - non-controlled/non-affiliated							$370,608	$351,180	182.41%

Investments - non-controlled/affiliated

Corporate Bond
Chemicals, Plastics, & Rubber
TPC Group Inc.	Corporate Bond	NA	NA	13.00%	12/16/2027	22,023	$22,153	$21,964	11.41	(A) (B)
							$22,153	$21,964	11.41
Total Corporate Bonds							$22,153	$21,964	11.41

Total Investments - non-controlled/affiliated							$22,153	$21,964	11.41

Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents							$2,246	$2,246	1.17	(F)
Restricted cash							$113	$113	0.06	(G)
Total Cash and Cash Equivalents and Restricted Cash							$2,359	$2,359	1.23%

Total Investments, Cash and Cash Equivalents and Restricted Cash							$395,120	$375,503	195.05%

Derivatives, at fair value	Company Receives	Company Pays	Counterparty		Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461%	Goldman Sachs & Co. LLC		6/17/2027	7,000		$217
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601%	Goldman Sachs & Co. LLC		7/7/2027	5,000		$267
Total						12,000		$484

Notes to the Schedule of Investments:

(A)	Debt investments include investments in bank debt and corporate bonds that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(C)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(D)	Includes an unfunded commitment that was acquired and/or valued at a discount.
(E)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (See Note 3).
(F)	Cash and cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund – US Bank Money Market Deposit Account currently yields a rate of 5.2% as of June 30, 2023.
(G)	The total value of restricted cash as of June 30, 2023 was $113 or 0.0% of total investments at fair value of the Company.

LIBOR, SOFR or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled ($135,605) and $31,982 respectively, for the six months ended June 30, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns and maturities of debt investments. As of June 30, 2023, approximately 23.69% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

The accompanying notes are an integral part of these financial statements

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

REDWOOD ENHANCED INCOME CORP.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

1. Organization and Nature of Operations

Redwood Enhanced Income Corp. (the “Company,” “we” or “our”), a Maryland corporation incorporated on June 21, 2021, is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company will elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of both June 30, 2023 and December 31, 2022, our cash balance exceeded federally insured limits. The Adviser continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account. Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2023 and December 31, 2022 were $2,246 and $2,536, respectively.

Restricted Cash

Restricted cash represents cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of June 30, 2023 and December 31, 2022, restricted cash included $113 and $757, respectively, held with Goldman Sachs & Co. LLC. as collateral for interest rate swaps. Restricted cash is carried at cost, which approximates fair value.

Investment Transactions

Investments are recognized when the Company assumes an obligation to acquire a financial instrument and the risks for gains and losses related to that instrument. Investments are derecognized when the Company assumes an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, the Company records all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Statements of Assets and Liabilities.

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

Investment Classification

In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliated Investments” are investments in those companies that are “Affiliated Persons” of the Company other than Control Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Control Investments nor Affiliated Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, Affiliated Investments that are not otherwise Control Investments are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and/or investments under common control and, the Company does not have the power to exercise control over the management or policies of such portfolio company.

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

Investment Valuation Process

The Adviser, as the Company’s valuation designee (the “Valuation Designee”), undertakes a multi-step valuation process under the supervision of the Board. In calculating the value of the Company’s total assets, the Adviser values investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Debt and equity securities that are not publicly traded, whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by the Valuation Designee, under the direction of our Board of Directors. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

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

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 7 to the unaudited interim financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

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

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at June 30, 2023 and December 31, 2022, respectively, and reported in U.S. dollars. Purchases and sales of investments and revenue and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in realized and unrealized gain (loss) on foreign currency investments, in the Statements of Operations.

Investments in foreign companies and securities of foreign governments may involve special risks and considerations not typically associated with investing in U.S. companies and securities of the U.S. Government. These risks include, among other things, revaluation of currencies, less reliable information about issuers, different transaction clearance and settlement practices, and potential future adverse political and economic developments. Moreover, investments in foreign companies, securities of foreign governments and their markets may be less liquid and their prices more volatile than those of comparable U.S. companies and the U.S. Government.

Expenses

Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, directors’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis. As noted in Note 6, certain expenses of the Company are subject to a cap as agreed with the Adviser.

Organization and Offering Costs

The Adviser has agreed to reimburse the Company organization and offering costs in an amount not to exceed $1,000. Organization and offering costs will only be borne by the Company if such expense exceeds $1,000, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of shares of the Company will be charged to the paid-in-capital upon the sale of shares. For both the three months ended June 30, 2023, and for the period from April 1, 2022 (commencement of operations) through June 30, 2022, the Adviser incurred organization expenses on behalf of the Company of $0. For the six months ended June 30, 2023, and for the period from March 14, 2022 (inception) through June 30, 2022, the Adviser incurred organization expenses on behalf of the Company of $0 and $660, respectively.

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

At June 30, 2023, the Company’s investments were categorized as follows:

	Fair Value Measurements
June 30, 2023	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien term loan (2)	$—	$177,581	$88,970	$266,551
Corporate bond	—	77,365	27,603	104,968
Revolver	—	1,083	542	1,625
Total investments	$—	$256,029	$117,115	$373,144
Derivatives	$—	$484	$—	$484
Cash and cash equivalents	$2,246	$—	$—	$2,246
Restricted cash	$113	$—	$—	$113

At December 31, 2022, the Company’s investments were categorized as follows:

	Fair Value Measurements
December 31, 2022	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien term loan (2)	$—	$197,791	$8,420	$206,211
Revolver	—	740	(34)	706
Corporate bond	—	38,209	27,605	65,814
Total investments	$—	$236,740	$35,991	$272,731
Derivatives	$—	$375	$—	$375
Cash and cash equivalents	$2,536	$—	$—	$2,536
Restricted cash	$757	$—	$—	$757
(1)	Fair value based upon quoted prices in inactive markets or quotes for comparable investments.
(2)	Includes senior secured loans.

3. Investments (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2023 included the following:

	June 30, 2023
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$14,616	Yield analysis	Market yield	12.84%	13.97%	13.40%
		EV market multiple analysis	EBITDA multiple	11.50x	12.50x	12.00x
Corporate bond	12,987	Yield analysis	Market yield	9.70%	9.70%	9.70%
		Black Scholes Option Pricing Model	Volatility	10.00%	10.00%	10.00%
		Black Scholes Option Pricing Model	Term	3.11 Years	3.11 Years	3.11 Years
		Black Scholes Option Pricing Model	Risk Free Rate	4.50%	4.50%	4.50%
First lien term loan	41,483	Yield analysis	Market yield	9.33%	12.26%	10.93%
		EV market multiple analysis	EBITDA multiple	12.75x	15.75x	14.18x
First lien term loan	18,286	Yield analysis	Market yield	10.25%	13.35%	11.89%
First lien term loan	29,201	Recent transactions	Transaction price	NA	NA	NA
Revolver	(80)	Yield analysis	Market yield	10.25%	12.26%	11.32%
Revolver	622	Recent transactions	Transaction price	NA	NA	NA
Total	$117,115

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2022 included the following:

	December 31, 2022
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$13,040	Yield analysis	Market yield	18.48%	18.48%	18.48%
		Black Scholes Option Pricing Model	Volatility	55.00%	65.00%	60.00%
		Black Scholes Option Pricing Model	Term	3.5 Years	4.5 Years	4.0 Years
		Black Scholes Option Pricing Model	Risk free rate	4.05%	4.16%	4.11%
Corporate bond	14,565	Yield analysis	Market yield	12.84%	13.97%	13.40%
		EV market multiple analysis	EBITDA multiple (1)	11.50x	12.50x	12.00x
First lien term loan	8,386	Recent transactions	Transaction price	NA	NA	NA
Total	$35,991
(1)	The selected EV / LTM EBITDA was 12.00x multiple, representing a 27.6% discount from the Adjusted Mean LTM EBITDA multiple.

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Decrease	Increase
Yield	Decrease	Increase

3. Investments (Continued)

Changes in investments categorized as Level 3 for the three and six months ended June 30, 2023 were as follows:

	For the Three Months Ended June 30, 2023
	First Lien Term Loan	Corporate Bond	Revolver	Total Investments
Beginning balance	$57,950	$27,255	$31	$85,236
Net realized and unrealized gains (losses)	(113)	204	7	98
Acquisitions (1)	31,259	144	504	31,907
Dispositions (2)	(126)	—	—	(126)
Ending balance	$88,970	$27,603	$542	$117,115
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$2	$204	$7	$213

	For the Six Months Ended June 30, 2023
	First Lien Term Loan	Corporate Bond	Revolver	Total Investments
Beginning balance	$8,420	$27,605	$(34)	$35,991
Net realized and unrealized gains (losses)	(111)	(293)	5	(399)
Acquisitions (1)	80,865	291	1,071	82,227
Dispositions (2)	(204)	—	(500)	(704)
Ending balance	$88,970	$27,603	$542	$117,115
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$(116)	$(293)	$5	$(404)

(1) Includes payments received in kind and accretion of original issue and market discounts.

(2) Includes principal paydowns.

Changes in investments categorized as Level 3 for the period from April 1, 2022 (commencement of operations) through June 30, 2022 and March 14, 2022 (inception) through June 30, 2022 were as follows:

	For the period from April 1, 2022 (commencement of operations) through June 30, 2022
	First Lien Term Loan	Corporate Bond	Revolver	Total Investments
Beginning balance	$—	$—	$—	$—
Net realized and unrealized gains (losses)	—	(15)	—	(15)
Acquisitions (1)	—	14,640	—	14,640
Dispositions	—	—	—	—
Ending balance	$—	$14,625	$—	$14,625
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$—	$(15)	$—	$(15)

	For the period from March 14, 2022 (inception) through June 30, 2022
	First Lien Term Loan	Corporate Bond	Revolver	Total Investments
Beginning balance	$—	$—	$—	$—
Net realized and unrealized gains (losses)	—	(15)	—	(15)
Acquisitions (1)	—	14,640	—	14,640
Dispositions	—	—	—	—
Ending balance	$—	$14,625	$—	$14,625
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$—	$(15)	$—	$(15)

(1) Includes payments received in kind and accretion of original issue and market discounts.

4. Derivative Instruments

The Company enters into interest rate swap contracts from time to time to help mitigate the impact that an adverse change in interest rates would have on the value of the Company’s fixed rate investments. As of June 30, 2023, the counterparty to these interest rate swap contracts was Goldman Sachs & Co. LLC.

Certain information related to the Company’s derivative instruments as of June 30, 2023 and December 31, 2022 are presented in the following location in the Statements of Assets and Liabilities:

June 30, 2023
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$217	$—	Derivatives, at fair value
Interest rate swap	$5,000	7/7/2027	$267	$—	Derivatives, at fair value
Total	$12,000		$484	$—

December 31, 2022
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$153	$—	Derivatives, at fair value
Interest rate swap	$5,000	7/7/2027	$222	$—	Derivatives, at fair value
Total	$12,000		$375	$—

Net realized gain (loss) on derivative instruments recognized by the Company for the three and six months ended June 30, 2023 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Interest rate swaps	Net realized and unrealized gain (loss) on derivatives	$36	$99
Total		$36	$99

Net realized gain (loss) on derivative instruments recognized by the Company for the period from April 1, 2022 (commencement of operations) through June 30, 2022 and March 14, 2022 (inception) through June 30, 2022 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the period from April 1, 2022 (commencement of operations) through June 30, 2022	For the period from March 14, 2022 (inception) through June 30, 2022
Interest rate swaps	Net realized and unrealized gain (loss) on derivatives	$—	$—
Total		$—	$—

Net unrealized gain (loss) on derivative instruments recognized by the Company for the three and six months ended June 30, 2023 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Interest rate swaps	Net realized and unrealized gain (loss) on derivatives	$283	$109
Total		$283	$109

4. Derivative Instruments (Continued)

Net unrealized gain (loss) on derivative instruments recognized by the Company for the period from April 1, 2022 (commencement of operations) through June 30, 2022 and March 14, 2022 (inception) through June 30, 2022 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the period from April 1, 2022 (commencement of operations) through June 30, 2022	For the period from March 14, 2022 (inception) through June 30, 2022
Interest rate swaps	Net realized and unrealized gain (loss) on derivatives	$(171)	$(171)
Total		$(171)	$(171)

5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and/or investments under common control and, the Company does not have the power to exercise control over the management or policies of such portfolio company. A controlled affiliated company is a company in which the Company, either directly or through one or more controlled companies has an ownership interest of more than 25% of its voting securities. Please see the Company’s Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2023 were as follows:

Portfolio Company	Fair value at December 31, 2022	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at June 30, 2023
Non-controlled affiliated company investment:
TPC Group Inc.	$—	$—	$22,153	$—	$—	$—	$—	$(189)	$21,964
	—	—	22,153	—	—	—	—	(189)	21,964
Total non-controlled affiliated company investments	$—	$—	$22,153	$—	$—	$—	$—	$(189)	$21,964

	For the six months ended June 30,
	2023			2022
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income		Dividend Income		Fee Income
Non-controlled affiliated company investment:
TPC Group Inc.	$538	$—	$—	$	n/a	$	n/a	$	n/a
	538	—	—		n/a		n/a		n/a
Total non-controlled affiliated company investments	$538	$—	$—	$	n/a	$	n/a	$	n/a

6. Fees, Expenses, Agreements and Related Party Transactions

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

Base Management Fee

The Base Management Fee shall be calculated at a quarterly rate equal to 0.375% (i.e., 1.50% annually) of the Company’s Weighted Average Net Asset Value for the quarter; provided that the quarterly base management fee will be decreased to 0.25% (i.e., 1.00% annually) of the value of the Company’s Weighted Average Net Asset Value during any extension of the period in which the Company may complete a listing of shares of the Company’s common stock on a national securities exchange or a merger or other transaction in which investors receive cash or shares of a publicly-listed issuer. “Weighted Average Net Asset Value” means, at the time of any calculation, the weighted average shares outstanding multiplied by the average of the beginning net asset value per share and ending net asset value per share (prior to management and incentive fees) of a period of time. For the three months ended June 30, 2023 and for the period from April 1, 2022 (commencement of operations) through June 30, 2022, the Company incurred $711 and $251, respectively, in base management fees. For the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022, the Company incurred $1,305 and $251, respectively, in base management fees.

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

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

Incentive Fee Cap

No incentive fee will be paid to the Adviser to the extent that, after such payment, the cumulative income-based incentive fees and capital gains-based incentive fees paid to date would be greater than fifteen percent (15%) of the Company’s Cumulative Pre-Incentive Fee Net Income since the date of its election to become a BDC (the “Incentive Fee Cap”). “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the date of the Company’s election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, since the date of the Company’s election to become a BDC. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the income-based incentive fee and the capital gains-based incentive fee as calculated above, then the difference between (a) such amount and (b) the Incentive Fee Cap will not be paid by the Company, and will not be received

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

by the Adviser, either at the end of such relevant period or at the end of any future period. For the three months ended June 30, 2023 and for the period from April 1, 2022 (commencement of operations) through June 30, 2022, the Company incurred $191 and $0, respectively, in incentive fees. For the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022, the Company incurred $553 and $0, respectively, in incentive fees.

Administration Agreement

The Company entered into the Administration Agreement with the Administrator pursuant to which the Administrator will furnish the Company with office facilities, equipment and clerical, bookkeeping and record keeping services. Under the Administration Agreement, the Administrator will perform or oversee the performance of the Company’s required administrative services, which will include, among other activities, being responsible for the financial records the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC. In addition, the Administrator will assist the Company in determining and publishing its net asset value, oversee the preparation and filing of the Company’s tax returns and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to it by others. For providing these services, facilities and personnel, the Company may reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including fees of the U.S. Bancorp Fund Services, LLC (the “Sub-Administrator”), rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser’s third-party Order Management System), insurance and the Company’s allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator also will offer on the Company’s behalf managerial assistance to portfolio companies to which the Company will be required to offer such assistance. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator.

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

The Adviser has agreed to limit, indefinitely, the amount of “Specified Expenses” (defined below) borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company’s aggregate capital commitments (“Capital Commitments”) and (ii) the Company’s net assets, at the time of determination (the “Expense Cap”). “Specified Expenses” include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting; (ii) printing and mailing expenses; (iii) professional fees, consisting of legal, compliance, tax and audit fees; (iv) treasury and compliance function expenses, including the salary of any internal resources of the Adviser and its affiliates reimbursed by the Company; (v) research expenses relating to Bloomberg, expert network services, and investment research subscriptions; (vi) fees and expenses of directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser (such directors, “Independent Directors”)); (vii) premiums for director and officer and errors and omissions insurance; and (viii) valuation of Company investments. For the avoidance of doubt, Specified Expenses will not include any other expenses of the Company incurred in connection with its operations, including but not limited to, (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

leverage arrangements, (vi) brokerage commissions, expenses related to litigation and potential litigation, and (vii) extraordinary expenses not incurred in the ordinary course of the Company’s business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors.

The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company, and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. For the Company’s first year of operations, the Specified Expenses were annualized and to the extent such annualized Specified Expenses exceeded the Expense Cap for such period on an annualized basis, the Adviser promptly waived fees or reimbursed the Company for expenses necessary to eliminate such excess. Such waivers are not subject to future reimbursement by the Company. For the three months ended June 30, 2023 and for the period from April 1, 2022 (commencement of operations) through June 30, 2022, the Adviser reimbursed the Company $99 and $0, respectively, for the annualized expenses in excess of the cap. For the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022, the Adviser reimbursed the Company $165 and $0, respectively, for the annualized expenses in excess of the cap.

7. Debt

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

On August 26, 2022, the Company entered into an Incremental Commitment and Assumption Agreement (the “Incremental Agreement”), which supplements the Senior Secured Revolving Credit Agreement, dated as of April 6, 2022 (as amended, restated, supplemented and otherwise modified to date, including by the Incremental Agreement, the “Credit Agreement”), among the Company, as borrower, ING as Administrative Agent and the lenders party thereto. Pursuant to the Incremental Agreement, among other changes, the total commitments under the Credit Agreement increased from $145,000 to $250,000, consisting of an increase in dollar commitments from $45,000 to $140,000 and of multicurrency commitments from $100,000 to $110,000. In connection with such increase, the Company paid the lenders providing commitments certain fees.

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

The Credit Agreement includes the following financial covenants: (i) a minimum shareholders equity financial covenant that requires the Company to maintain a minimum shareholders’ equity as of the last day of any fiscal quarter of at least $40,740 plus 50%

7. Debt (Continued)

of the net proceeds of sales of certain equity interests after the effective date of the Credit Agreement, (ii) an obligors’ net worth financial covenant that requires the obligors’ net worth to be no less than the minimum shareholders’ equity minus 50% of the lesser of (x) the aggregate investment in Financing Subsidiaries (as defined therein) and (y) 25% of the Company’s capital commitments, (iii) an asset coverage ratio financial covenant that requires the asset coverage ratio to be no less than 150% at any time (after giving effect to exemptive orders specified therein), and (iv) a interest coverage ratio financial covenant that requires the interest coverage ratio as of the last day of any fiscal quarter to be no less than 2.00:1.00. The Credit Agreement also includes other affirmative and negative covenants, including without limitation covenants that restrict certain indebtedness, liens, investments, restricted payments and transactions with affiliates. The Company’s obligations to the lenders under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.

The Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable.

As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Credit Agreement.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022:

	For the Six Months Ended June 30, 2023	For the period from March 14, 2022 (inception) through June 30, 2022
Average debt outstanding	$157,845	$32,057
Maximum amount of debt outstanding	190,702	66,000

Weighted average annualized interest cost (1)	7.42%	4.58%
Annualized amortized debt issuance cost	0.59%	1.11%
Total annualized interest cost	$8.01%	$5.69%
(1)	Includes the stated interest expense and commitment fees on the unused portion of the Credit Agreement. Commitment fees for the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022 were $6 and $76, respectively.

During the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022, there was maximum of $190,702 and $66,000, respectively, of debt outstanding under the Credit Agreement, with a weighted-average interest rate, excluding amortized debt issuance cost of 7.42% and 4.58%, respectively. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of both the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022, the estimated fair value of the outstanding debt approximated its carrying value.

Total expenses related to debt for the three and six months ended June 30, 2023 included the following:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Interest expense	$3,194	$5,888
Amortization of deferred debt issuance costs	240	468
Total	$3,434	$6,356

Total expenses related to debt for the period from April 1, 2022 (commencement of operations) through June 30, 2022 and for the period from March 14, 2022 (inception) through June 30, 2022 included the following:

	For the period from April 1, 2022 (commencement of operations) through June 30, 2022	For the period from March 14, 2022 (inception) through June 30, 2022
Interest expense	$367	$367
Amortization of deferred debt issuance costs	89	89
Total	$456	$456

8. Commitments and Contingencies

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

The Schedules of Investments includes certain revolving loan facilities and other commitments with unfunded balances at June 30, 2023 and December 31, 2022 as follows:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment at June 30, 2023	Unfunded Commitment at December 31, 2022
Athena Holdco S.A.S.	Delayed Draw	4/18/2030	$2,300	$—
Gannett Fleming, Inc.	Revolver	12/20/2028	1,364	1,364
Ironhorse Purchaser, LLC	Delayed Draw	9/30/2027	1,000	—
Ironhorse Purchaser, LLC	Revolver	9/30/2027	355	—
MB2 Dental Solutions, LLC	Delayed Draw	1/29/2027	10,000	—
Pennsylvania Real Estate Investment Trust	Revolver	12/10/2023	4,843	5,080
Planet US Buyer LLC (Wood Mackenzie)	Revolver	1/30/2030	1,835	—
PT Intermediate Holdings III, LLC	Delayed Draw	11/1/2028	5,000	—
Total Unfunded Commitments			$26,697	$6,444

The Company has various commitments to fund various revolving and delayed draw senior secured loans on behalf of certain portfolio companies.

As of December 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

Investments—non-controlled/non-affiliated	Commitment Type	Unfunded Commitment as of December 31, 2022
Athena Holdco S.A.S. (1)	Term Loan	€10,070
Athena Holdco S.A.S. (2)	Delayed Draw Term Loan	1,180
Total Unfunded Commitments		€11,250
(1)	Subsequent to December 31, 2022 the term loan commitment was increased by €7.8 million, the total commitment is now €17.9 million.
(2)	Subsequent to December 31, 2022 the delayed draw term loan commitment was increased by €0.9 million, the total commitment is now €2.1 million.

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

9. Other Related Party Transactions

The Company, the Administrator, the Adviser and affiliates may be considered related parties. From time to time, the Adviser advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At June 30, 2023 and December 31, 2022, there were $165 and $0, respectively, reimbursable by the Adviser to the Company.

Pursuant to the Administration Agreement, the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended June 30, 2023 and for the period from April 1, 2022

9. Other Related Party Transactions (Continued)

(commencement of operations) through June 30, 2022, no such costs were allocated to the Company. For both the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022, no such costs were allocated to the Company.

The Adviser has agreed to pay organization costs in an amount not to exceed $1,000 on behalf of the Company. Organization and offering costs will only be borne by the Company if such costs exceeds $1,000, at which time costs associated with the organization of the Company will be expensed as incurred. For both the three months ended June 30, 2023 and for the period from April 1, 2022 (commencement of operations) through June 30, 2022, the Adviser did not pay organization costs on behalf of the Company. For the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022, the Adviser paid $0 and $660 of organization costs on behalf of the Company, respectively. For the period from March 14, 2022 (inception) through June 30, 2022, these costs were waived by the Adviser as per the Investment Advisory Agreement.

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

The Investment Advisory Agreement provides for the quarterly base management fee, described in Note 6. Previously, the base management fee was calculated based on the value of the Company’s net assets excluding cash and cash equivalents at the end of the two most recently completed calendar quarters. The Adviser reduced the Base Management Fee for the quarter ended September 30, 2022 for the difference in the base management fee charged for the period ended June 30, 2022 and the base management fee that would have been charged under the amended and restated Investment Advisory Agreement for such period. The amount of the reduction was $15.

10. Shareholders’ Equity and Dividends

As of both June 30, 2023 and December 31, 2022, the Company had received $316,000 of equity commitments to purchase shares of the Company’s common stock. As of June 30, 2023 and December 31, 2022, $205,400 and $149,855 (65.0% and 47.4% of total commitments), respectively, had been called.

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a shareholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s dividend reinvestment plan are through newly issued shares. The following table summarizes the Company’s dividends declared and paid as of June 30, 2023.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 13, 2023	March 31, 2023	April 28, 2023	Regular	$0.38	$4,857
June 15, 2023	June 30, 2023	July 27, 2023	Regular	$0.38	$5,458
				$0.76	$10,315

The Company had no dividends declared and paid for the period from April 1, 2022 (inception) through June 30, 2022.

11. Financial Highlights

The financial highlights below show the Company’s results of operations for the six months ended June 30, 2023 and for the period from April 1, 2022 (commencement of operations) through June 30, 2022:

	For the Six Months Ended June 30, 2023	For the period from April 1, 2022 (commencement of operations) through June 30, 2022
Per Share Data:
Per share NAV at beginning of period	$13.48	$15.00

Investment operations:
Net investment income (1)	1.02	0.41
Net realized and unrealized gain (loss)	(0.43)	(1.35)
Net increase (decrease) in net assets from operations	0.59	(0.94)
Distributions declared from net investment income	(0.76)	—
Issuance of shares (2)	0.09	—
Total increase (decrease) in net assets	(0.08)	(0.94)
Per share NAV at end of period	$13.40	14.06

Total return based on net asset value (3)	4.38%	(6.27)%

Shares outstanding at end of period	14,362,829	6,308,333
Ratios to average net asset value: (4)
Net investment income	15.18%	9.00%
Expenses before incentive fee (5)	9.67%	6.18%
Expenses after incentive fee (6)	9.99%	6.18%

Ending net asset value	$13.40	$14.06
Portfolio turnover rate	10.02%	1.52%
Weighted-average debt outstanding	$157,845	$32,057
Weighted-average interest rate on debt (7)	7.42%	4.58%
Weighted-average number of shares of common stock	12,760,590	4,325,696
Weighted-average debt per share	$12.37	$5.08
Asset coverage ratio (8)	205.8%	234.4%
(1)	Per share changes in net asset value are computed based on the weighted average of shares outstanding during the time such activity occurred.
(2)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	Not annualized for periods less than one year. Total return based on net asset value equals the change in net asset value per share from investment operations during the period divided by the beginning net asset value per share at the beginning of the period.
(4)	Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses and non-recurring income. Weighted average net assets were calculated based on considering the capital call activity during the period.
(5)	Includes all Company expenses, including interest and other debt costs prior to contractual expense reimbursement by the Investment Advisor.
(6)	Includes incentive fees and all Company expenses including interest and other debt costs prior to contractual expense reimbursement by the Investment Advisor.
(7)	Excludes amortized debt issuance cost.
(8)	In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Activity incurred prior to the commencement of operations, April 1, 2022, was not considered to compute the ratios.

12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the unaudited interim financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the unaudited interim financial statements.

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

Overview

We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Maryland corporation on June 21, 2021, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “eligible assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2023 and December 31, 2022, 76.3% and 73.2%, respectively, of our total assets were invested in eligible assets.

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

Organization costs consist of, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of this Report and other offering documents. As of June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022, the Adviser incurred approximately $0 and $0.7 million, respectively, of organizational costs on behalf of the Company.

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

Portfolio and investment activity

At June 30, 2023, our investment portfolio of $373.1 million (at fair value) consisted of 37 portfolio companies and was invested 71.5% in first lien term loans, 0.4% in revolvers and 28.1% in corporate bonds. At December 31, 2022, our investment portfolio of $272.7 million (at fair value) consisted of 29 portfolio companies and was invested 75.6% in first lien term loans, 0.3% in revolvers and 24.1% in corporate bonds. Our average portfolio company investment at fair value was approximately $10.1 million and $9.4 million, respectively. Our largest portfolio company investment by value was approximately 6.0% and 5.7% of our portfolio, respectively, and our five largest portfolio company investments by value comprised approximately 25.6% and 25.8% of our portfolio at June 30, 2023 and December 31, 2022, respectively.

The industry composition of our portfolio at fair value at June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Beverage, Food & Tobacco	2.1%	3.3%
Capital Equipment	1.4	1.4
Chemicals, Plastics & Rubber	7.2	1.9
Construction & Building	10.0	8.6
Consumer Goods: Durable	2.7	7.7
Consumer Goods: Non-Durable	6.3	8.3
Environmental Industries	5.7	4.8
FIRE: Insurance	5.2	—
FIRE: Real Estate	4.0	5.7
Healthcare & Pharmaceuticals	8.8	12.3
Hotel, Gaming & Leisure	2.6	—
Retail	8.6	12.3
Services: Business	7.7	7.6
Services: Consumer	8.7	8.4
Software	4.8	8.2
Technology Enabled Services	7.6	2.2
Transportation: Consumer	4.5	4.6
Wholesale	2.1	2.7
	100.0%	100.0%

The weighted average effective yield of our debt and total portfolio was 14.6% and 14.0% at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, 75.8% and 81.2%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate, and 24.2% and 18.8%, respectively, of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 74.5% and 90.0% at June 30, 2023 and December 31, 2022, respectively. No debt investments in the portfolio were on non-accrual status as of both June 30, 2023 and December 31, 2022.

Results of operations

Investment income

Total investment income for the three months ended June 30, 2023 and for the period from April 1, 2022 (commencement of operations) through June 30, 2022, was $12.2 million and $2.8 million, respectively, mainly comprised of $11.6 million and $2.4 million in interest income, respectively. Interest income was attributable to cash and paid-in-kind interest and fees on our debt investments.

Total investment income for the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022, was $21.7 million and $2.8 million, respectively, mainly comprised of $21.2 million and $2.4 million in interest income, respectively. Interest income was attributable to cash and paid-in-kind interest and fees on our debt investments.

Expenses

Total operating expenses for the three months ended June 30, 2023 were $4.7 million, comprised of $3.4 million in interest and other debt expenses, $0.7 million in management fees, $0.2 million in incentive fees and $0.4 million in all other expenses, respectively.

Total operating expenses for the period from April 1, 2022 (commencement of operations) through June 30, 2022 were $1.0 million, comprised of $0.5 million in interest and other debt expenses, $0.2 million in management fees, $0.2 million in professional fees and $0.1 million in all other expenses, respectively.

Total operating expenses for the six months ended June 30, 2023 were $8.8 million, comprised of $6.4 million in interest and other debt expenses, $1.3 million in management fees, $0.6 million in incentive fees, and $0.5 million in all other expenses, respectively.

Total operating expenses for the period from March 14, 2022 (inception) through June 30, 2022 were $1.8 million, comprised of $0.5 million in interest and other debt expenses, $0.7 million in organization expenses, $0.2 million in management fees, $0.2 million in professional fees and $0.2 million in all other expenses, respectively.

Net investment income

For the three months ended June 30, 2023 and for the period from April 1, 2022 (commencement of operations) through June 30, 2022, net investment income was $7.6 million and $1.8 million, respectively.

For the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022, net investment income was $13.1 million and $1.7 million, respectively.

Net realized and unrealized gain or loss

For the three months ended June 30, 2023 and for the period from April 1, 2022 (commencement of operations) through June 30, 2022, the net realized gain / (loss) on investments and foreign currency debt was ($1.5) million and $0.03 million, respectively, and the net realized gain / (loss) on derivatives was $0.04 million and $0, respectively.

For the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022, the net realized gain / (loss) on investments and foreign currency debt was ($0.05) million and $0.03 million, respectively, and the net realized gain / (loss) on derivatives was $0.1 million and $0, respectively.

For the three months ended June 30, 2023 and for the period from April 1, 2022 (commencement of operations) through June 30, 2022, the change in net unrealized appreciation / (depreciation) on investments and foreign currency debt was ($5.4) million and ($7.4) million, respectively and the change in net unrealized appreciation / (depreciation) on derivatives was $0.3 million and ($0.2) million, respectively.

For the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022, the change in net unrealized appreciation / (depreciation) on investments and foreign currency debt was ($5.8) million and ($7.4) million, respectively and the change in net unrealized appreciation / (depreciation) on derivatives was $0.1 million and ($0.2) million, respectively.

Incentive compensation

For the three months ended June 30, 2023 and for the period from April 1, 2022 (commencement of operations) through June 30, 2022, the Company incurred $0.2 million and $0, respectively in incentive fees.

For the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022, the Company incurred $0.6 million and $0, respectively in incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For both the three months ended June 30, 2023 and April 1, 2022 (commencement of operations) through June 30, 2022, the Company incurred no excise tax. For both the six months ended June 30, 2023 and March 14, 2022 (inception) through June 30, 2022, the Company incurred no excise tax.

Net increase / (decrease) in net assets resulting from operations

For the three months ended June 30, 2023 and for the period from April 1, 2022 (commencement of operations) through June 30, 2022, the net change in net assets applicable to common shareholders resulting from operations was $1.1 million and ($5.8) million, respectively.

For the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022, the net change in net assets applicable to common shareholders resulting from operations was $7.5 million and ($5.9) million, respectively.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the three months ended June 30, 2023 and for the period from April 1, 2022 (commencement of operations) through June 30, 2022 (in thousands, excluding shares):

	For the three months ended June 30, 2023	For the period from April 1, 2022 (commencement of operations) through June 30, 2022
Shares Issued	1,581	6,305
Average Price Per Share	$13.71	$15.00
Proceeds	$21,679	$94,575

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022 (in thousands, excluding shares):

	For the six months ended June 30, 2023	For the period from March 14, 2022 (inception) through June 30, 2022
Shares Issued	4,138	6,308
Average Price Per Share	$13.90	$15.00
Proceeds	$57,532	$94,625

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

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a

BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company’s sole initial shareholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result, under current law, the Company is permitted as a BDC to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (a two-to-one debt-to-equity ratio). As of June 30, 2023 and December 31, 2022, the Company’s asset coverage ratio was 205.8% and 213.7%, respectively.

Net cash used in operating activities during the six months ended June 30, 2023 and during the period from March 14, 2022 (inception) through June 30, 2022 was $107.7 million and $136.6 million, respectively, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $103.6 million and $197.3 million, respectively, and net investment income (net of non-cash income and expenses) of approximately $13.1 million and $1.7 million, respectively.

Net cash provided by financing activities was $106.7 million and $158.7 million, respectively, for the six months ended June 30, 2023 and for the period from March 14, 2022 (inception) through June 30, 2022, consisting primarily of $55.5 million and $94.6 million, respectively, from the issuance of common shares, $60.2 million and $66.0 million, respectively, from net amounts drawn on the Credit Agreement and $9.0 million and $0, respectively, from distributions paid.

At June 30, 2023 and December 31, 2022, we had $2.2 million and $2.5 million in cash and cash equivalents and $0.1 million and $0.8 million in restricted cash, respectively.

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

Distributions to shareholders for the three months ended June 30, 2023 totaled $5.5 million ($0.38 per share). The Company had no dividends declared and paid for the period from April 1, 2022 (commencement of operations) through June 30, 2022. Distributions to shareholders for the six months ended June 30, 2023 totaled $10.3 million ($0.76 per share). The Company had no dividends declared and paid for the period from March 14, 2022 (inception) through June 30, 2022.

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

Recent Developments

Management has evaluated subsequent events through the date of issuance of the unaudited interim financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements.

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

Investment valuation risk

Because there is not a readily available market value for certain of the investments in our portfolio, we value such of our portfolio investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of our Board of Directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our Board of Directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise and are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” as well as Notes 2 and 3 to our unaudited interim financial statements for the three months ended June 30, 2023 for more information relating to our investment valuation.

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

At June 30, 2023 and December 31, 2022, 75.8% and 81.2%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At June 30, 2023 and December 31, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 74.5% and 90.0%, respectively. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Based on our Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annual impact on net investment income (excluding the related management fees and incentive fee impact) of base rate changes in interest rates

(considering that interest rate floors for variable rate instruments and that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change (1)	Net Investment Income (Loss)	Net Investment Income (Loss) Per Share
Up 300 basis points	$5,469	$0.43
Up 200 basis points	3,547	0.28
Up 100 basis points	1,624	0.13
Down 100 basis points	(2,221)	(0.17)
Down 200 basis points	(4,144)	(0.32)
Down 300 basis points	(6,073)	(0.48)
(1)	Includes the impact of our interest rate swaps as a result of interest rate changes. For interest rate swaps, we assume only the next 1 year is impacted by the change in base rate and so we multiply the notional amount of our swap by the Basis Point Change. It does not adjust interest swaps for changes in future years, and it does not adjust interest rate swaps for the implied interest rate expectation in the swaps.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 17, 2023, and “Part II, Item 1A. Risk

Factors” in our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023, which could materially affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any ‘non-Rule 10b5-1 trading arrangement.’

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

Redwood Enhanced Income Corp.

Date: August 14, 2023	By:	/s/ Ruben Kliksberg
	Name:	Ruben Kliksberg
	Title:	Co-President

Date: August 14, 2023	By:	/s/ Sean Sauler
	Name:	Sean Sauler
	Title:	Co-President

Date: August 14, 2023	By:	/s/ Toni Healey
	Name:	Toni Healey
	Title:	Chief Financial Officer