Form 10-Q
period 2023-09-30
Redwood Enhanced Income Corp.
filed 2023-11-13
CIK 1870267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2023

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

As of September 30, 2023, there was no established public market for the Registrant’s shares of common stock.

The number of the Registrant’s shares of common stock outstanding on November 13, 2023 was 14,518,789.

REDWOOD ENHANCED INCOME CORP.

FORM 10-Q

Part I.	Financial Information

Item 1.	Financial Statements

	Statements of Assets and Liabilities as of September 30, 2023 (Unaudited) and December 31, 2022	3

	Statements of Operations for the three and nine months ended September 30, 2023 and for the three months ended September 30, 2022 and for the period from March 14, 2022 (inception) through September 30, 2022 (Unaudited)	4

	Statements of Changes in Net Assets for the three and nine months ended September 30, 2023 and for the three months ended September 30, 2022 and for the period from March 14, 2022 (inception) through September 30, 2022 (Unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022 (Unaudited)	6

	Schedules of Investments as of September 30, 2023 (Unaudited) and December 31, 2022	7

	Notes to Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

Part II.	Other Information	44

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

Signatures		49

Redwood Enhanced Income Corp.

Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Non-controlled/non-affiliated investments, at fair value (1)	$335,278	$272,731
Non-controlled/affiliated investments, at fair value (2)	22,012	—
Cash and cash equivalents	1,531	2,536
Restricted cash	172	757
Derivatives, at fair value	596	375
Receivables for securities sold	1,908	—
Interest receivable	7,447	3,592
Deferred debt issuance costs	1,456	2,092
Prepaid expenses and other assets	49	317
Total assets	$370,449	$282,400

Liabilities
Debt	$171,303	$121,738
Incentive fees payable	421	—
Interest and other debt related payables	295	309
Distributions payable	5,487	6,094
Payable for investments purchased	1,583	15,466
Management fees payable	437	511
Accrued expenses and other liabilities	489	475
Total liabilities	$180,015	$144,593

Commitments and contingencies (Note 8)

Net assets	$190,434	$137,807

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value, (1,000,000,000 shares authorized, 14,439,103 and 10,224,654 shares issued and outstanding, respectively)	$14	$10
Paid-in capital in excess of par	209,942	151,392
Distributable earnings (deficit)	(19,522)	(13,595)
Total net assets	190,434	137,807
Total liabilities and net assets	$370,449	$282,400

Shares outstanding	14,439,103	10,224,654

Net asset value per share	$13.19	$13.48
(1)	Non-controlled/non-affiliated investments at amortized cost $361,638 and $286,760 as of September 30, 2023 and December 31, 2022, respectively.
(2)	Non-controlled/affiliated investments at amortized cost $22,149 and $0 as of September 30, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Operations (Unaudited)

(in thousands, except share and per share data)

				For the
				period from
				March 14,
	Three	Three	Nine	2022
	months	months	months	(inception)
	ended September	ended September	ended September	through September
	30, 2023	30, 2022	30, 2023	30, 2022
Investment income:
Non-controlled/non-affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	$11,961	$5,209	$32,195	$7,941
PIK income	193	116	590	154
Other income	179	—	746	—
Total investment income from non-controlled/non-affiliated company investments	12,333	5,325	33,531	8,095
Non-controlled/affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	711	—	1,249	—
Total investment income from non-controlled/affiliated company investments	711	—	1,249	—
Total investment income	13,044	5,325	34,780	8,095

Operating expenses:
Interest and other debt expenses	3,693	1,307	10,049	1,763
Organization expenses	—	—	—	660
Management fees	723	377	2,028	628
Administrative expenses	27	49	118	88
Professional fees	225	36	390	259
Directors’ fees	56	56	169	169
Custody and transfer agent fees	20	5	60	15
Incentive fees	421	—	974	—
Other operating expenses	117	98	318	124
Total operating expenses, before expense reimbursement and waiver	5,282	1,928	14,106	3,706
Expense reimbursement	(286)	—	(451)	—
Organization expenses waiver	—	—	—	(660)
Total operating expenses, net of expense reimbursement and waiver	4,996	1,928	13,655	3,046
Net investment income (loss)	8,048	3,397	21,125	5,049

Net realized and unrealized gain (loss) on derivatives	8	534	216	363

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	1,198	160	1,056	187
Foreign currency debt	(263)	318	(167)	318
Net realized gain (loss)	935	478	889	505
Change in net unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(6,227)	(3,700)	(11,491)	(11,138)
Non-controlled/affiliated investments	241	—	52	—
Foreign currency investments	(896)	(379)	(1,029)	(365)
Foreign currency debt	279	—	113	—
Net change in net unrealized appreciation (depreciation)	(6,603)	(4,079)	(12,355)	(11,503)

Net realized and unrealized gain (loss)	(5,660)	(3,067)	(11,250)	(10,635)

Net increase (decrease) in net assets from operations	$2,388	$330	$9,875	$(5,586)

Net investment income (loss) per share (basic and diluted)	$0.56	$0.46	$1.59	$0.86
Earnings (loss) per share (1)	$0.17	$0.04	$0.74	$(0.95)

Basic and diluted weighted average shares outstanding	14,437,445	7,436,511	13,325,684	5,889,603
(1)	Computed based on the weighted average shares outstanding and capital activity during the time periods such earnings occurred.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Changes in Net Assets (Unaudited)

(in thousands, except shares)

				Paid-in-
				Capital in	Distributable
	Common Shares			Excess of	Earnings	Total Net
	Shares	Par Amount		Par Value	(Loss)	Assets
Balance at June 30, 2022	6,308,333	$6		$94,619	$(5,916)	$88,709
Issuance of common stock	1,996,008	2		29,998	—	30,000
Common stock issued from reinvestment of distributions	—	—		—	—	—
Distributions to shareholders	—	—		—	(3,156)	(3,156)
Net investment income	—	—		—	3,397	3,397
Net realized and unrealized gain (loss) on derivatives	—	—		—	534	534
Net realized gain (loss)	—	—		—	478	478
Net unrealized gain (loss)	—	—		—	(4,079)	(4,079)
Balance at September 30, 2022	8,304,341	$8		$124,617	$(8,742)	$115,883

Balance at June 30, 2023	14,362,829	$14		$208,920	$(16,423)	$192,511
Issuance of common stock	—	—		—	—	—
Common stock issued from reinvestment of distributions	76,274	—		1,022	—	1,022
Distributions to shareholders	—	—		—	(5,487)	(5,487)
Net investment income	—	—		—	8,048	8,048
Net realized and unrealized gain (loss) on derivatives	—	—		—	8	8
Net realized gain (loss)	—	—		—	935	935
Net unrealized gain (loss)	—	—		—	(6,603)	(6,603)
Balance at September 30, 2023	14,439,103	$14		$209,942	$(19,522)	$190,434

				Paid-in-
				Capital in	Distributable
	Common Shares			Excess of	Earnings	Total Net
	Shares	Par Amount		Par Value	(Loss)	Assets
Balance at March 14, 2022 (inception)	3,333	$—	(1)	$50	$—	$50
Issuance of common stock	8,301,008	8		124,567	—	124,575
Common stock issued from reinvestment of distributions	—	—		—	—	—
Distributions to shareholders	—	—		—	(3,156)	(3,156)
Net investment income	—	—		—	5,049	5,049
Net realized and unrealized gain (loss) on derivatives	—	—		—	363	363
Net realized gain (loss)	—	—		—	505	505
Net unrealized gain (loss)	—	—		—	(11,503)	(11,503)
Balance at September 30, 2022	8,304,341	$8		$124,617	$(8,742)	$115,883

Balance at December 31, 2022 (2)	10,224,654	$10		$151,392	$(13,595)	$137,807
Issuance of common stock	3,991,830	4		55,540	—	55,544
Common stock issued from reinvestment of distributions	222,619	—		3,010	—	3,010
Distributions to shareholders	—	—		—	(15,802)	(15,802)
Net investment income	—	—		—	21,125	21,125
Net realized and unrealized gain (loss) on derivatives	—	—		—	216	216
Net realized gain (loss)	—	—		—	889	889
Net unrealized gain (loss)	—	—		—	(12,355)	(12,355)
Balance at September 30, 2023	14,439,103	$14		$209,942	$(19,522)	$190,434
(1)	Par amount is zero due to rounding of shares.
(2)	Commencement of operations was April 1, 2022.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30, 2023	For the period from March 14, 2022 (inception) through September 30, 2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$9,875	$(5,586)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(162,411)	(270,338)
Proceeds from disposition of investments	70,096	16,024
Net realized (gain) loss on investments	(1,056)	(187)
Net realized (gain) loss on foreign currency debt	167	(318)
Change in net unrealized (appreciation)/depreciation of investments	11,439	11,138
Change in net unrealized (appreciation)/depreciation of foreign currency investments	1,029	365
Change in net unrealized (appreciation)/depreciation of foreign currency debt	(113)	—
Net amortization of investment discounts and premiums	(3,066)	(1,193)
Amortization of deferred debt issuance costs	711	343
Interest paid in kind	(590)	(154)
Changes in assets and liabilities:
Decrease (increase) in derivatives, at fair value	(221)	(363)
Decrease (increase) in receivable for investments sold	(1,908)	(3,797)
Decrease (increase) in interest receivable	(3,855)	(3,638)
Decrease (increase) in prepaid expenses and other assets	268	(48)
Increase (decrease) in incentive fees payable	421	—
Increase (decrease) in interest and other debt related payables	(14)	198
Increase (decrease) in payable for investments purchased	(13,883)	40,180
Increase (decrease) in management fees payable	(74)	628
Increase (decrease) in accrued expenses and other liabilities	14	335
Net cash provided by (used in) operating activities	(93,171)	(216,411)

Financing activities
Proceeds from shares of common stock sold	55,544	124,575
Debt borrowings	172,783	180,181
Debt repayments	(123,273)	(83,650)
Distribution paid	(13,398)	—
Deferred debt issuance costs paid	(75)	(2,668)
Net cash provided by (used in) financing activities	91,581	218,438

Net increase (decrease) in cash and cash equivalents and restricted cash	(1,590)	2,027
Cash and cash equivalents and restricted cash at beginning of period	3,293	50
Cash and cash equivalents and restricted cash at end of period	$1,703	$2,077

Supplemental cash flow information
Shareholder distributions payable	$—	$3,156
Interest and other debt expenses paid	$9,352	$1,111
Unused fees paid	$—	$120
Upfront fees paid	$—	$1,350
Other financing fees paid	$75	$600
Reinvestment of stockholder distributions	$3,010	$—

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited)

September 30, 2023

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Secured Debt
Beverage, Food, & Tobacco
Wellful Inc.	First Lien Secured Debt	1M SOFR	0.75%	S + 6.25%	4/21/2027	9,698	$9,369	$8,199	4.31%	(A)
							$9,369	$8,199	4.31
Construction & Building
Gannett Fleming, Inc.	First Lien Secured Debt	3M SOFR	1.00%	S + 6.60%	12/20/2028	8,572	$8,349	$8,548	4.49	(A) (E)
Gannett Fleming, Inc.	First Lien Secured Debt - Revolver	3M SOFR	1.00%	S + 6.60%	12/20/2028	1,364	$—	$(4)	—	(A) (D) (E)
New AMI I (Associated Materials)	First Lien Secured Debt	1M SOFR	0.50%	S + 6.00%	3/8/2029	3,970	$3,336	$3,216	1.69	(A)
							$11,685	$11,760	6.18
Consumer Goods: Durable
SVP Singer Holdings Inc.	First Lien Secured Debt	3M SOFR	0.75%	S + 6.75%	7/28/2028	13,356	$12,718	$8,014	4.21	(A)
							$12,718	$8,014	4.21
Consumer Goods: Non-Durable
Farfetch US Holdings Inc. (United Kingdom)	First Lien Secured Debt	3M SOFR	0.50%	S + 6.25%	10/20/2027	9,925	$9,375	$8,784	4.61	(A) (B) (C)
Parfums Holding Company, Inc.	First Lien Secured Debt	3M SOFR	1.50%	S + 6.26%	6/30/2026	4,567	$4,366	$4,393	2.31	(A)
							$13,741	$13,177	6.92
Environmental Industries
Ironhorse Purchaser, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	9/30/2027	7,940	$7,762	$7,821	4.11	(A) (E)
Ironhorse Purchaser, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	9/30/2027	1,000	$492	$498	0.26	(A) (D) (E)
Ironhorse Purchaser, LLC	First Lien Secured Debt - Revolver	3M SOFR	1.00%	S + 6.76%	9/30/2027	1,000	$648	$654	0.34	(A) (D) (E)
							$8,902	$8,973	4.71
FIRE: Insurance
Accession Risk Management Group, Inc. (fka RSC Acquisition, Inc.)	First Lien Secured Debt	3M SOFR	0.75%	S + 6.00%	10/30/2026	6,000	$(86)	$(86)	(0.05)	(A) (D) (E)
Athena Holdco S.A.S. (France)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	4/18/2030	17,900	$19,042	$18,664	9.80	(A) (B) (E)
Athena Holdco S.A.S. (Delayed Draw Loan) (France)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	4/18/2030	2,100	$(65)	$(31)	(0.02)	(A) (B) (D) (E)
							18,891	18,547	9.73
FIRE: Real Estate
Pennsylvania Real Estate Investment Trust	First Lien Secured Debt	1M SOFR	0.50%	S + 5.84%	12/10/2023	14,456	$14,409	$13,986	7.34	(A)
Pennsylvania Real Estate Investment Trust	First Lien Secured Debt - Revolver	1M SOFR	0.50%	S + 3.60%	12/10/2023	6,142	$4,675	$4,466	2.35	(A) (D)
							$19,084	$18,452	9.69
Healthcare & Pharmaceuticals
Covetrus, Inc.	First Lien Secured Debt	3M SOFR	0.50%	S + 5.00%	10/13/2029	15,423	$14,570	$15,243	8.00	(A)
Inotiv, Inc.	First Lien Secured Debt	6M SOFR	1.00%	S + 6.5% plus 0.25% PIK	11/5/2026	11,936	$11,820	$11,459	6.02	(A) (C)
MB2 Dental Solutions, LLC (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	1.00%	S + 6.60%	1/29/2027	9,991	$3,190	$3,194	1.68	(A) (D) (E)
PDS Holdco Inc.	First Lien Secured Debt	3M SOFR	0.75%	S + 4.50%	8/18/2028	7,699	$7,061	$6,275	3.30	(A)
PDS Holdco Inc. (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.75%	S + 4.50%	8/18/2028	741	$679	$604	0.32	(A)
							$37,320	$36,775	19.32
Hotel, Gaming and Leisure
Xponential Fitness LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	2/28/2025	14,907	$14,556	$14,628	7.68	(A) (C) (E)
							$14,556	$14,628	7.68
Metals & Mining
Alchemy US Holdco 1, LLC	First Lien Secured Debt	3M SOFR	0.50%	S + 6.15%	10/11/2025	12,500	$12,023	$12,344	6.48	(A) (E)
							$12,023	$12,344	6.48
Retail
At Home Group, Inc.	First Lien Secured Debt	1M SOFR	0.50%	S + 4.36%	7/24/2028	5,711	$4,711	$2,496	1.31	(A)
Claire’s Stores, Inc.	First Lien Secured Debt	1M SOFR	NA	S + 6.60%	12/18/2026	13,786	$13,541	$12,666	6.65	(A)
							$18,252	$15,162	7.96
Services: Business
Carlson Travel, Inc.	First Lien Secured Debt	NA	NA	15% PIK	12/4/2024	1,720	$1,720	$1,720	0.90	(A) (E)
PT Intermediate Holdings III, LLC	First Lien Secured Debt	3M SOFR	0.75%	S + 6.50%	11/1/2028	10,366	$10,227	$10,314	5.42	(A) (E)
PT Intermediate Holdings III, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.75%	S + 6.50%	11/1/2028	4,583	$(31)	$(23)	(0.01)	(A) (D) (E)
S&S Holdings, LLC	First Lien Secured Debt	3M SOFR	0.50%	S + 5.10%	3/11/2028	15,054	$14,182	$14,355	7.54	(A)
							$26,098	$26,366	13.85
Services: Consumer
Houghton Mifflin Harcourt Co	First Lien Secured Debt	1M SOFR	1.00%	S + 8.10%	4/7/2028	12,469	$12,469	$12,609	6.62	(A) (E)
							$12,469	$12,609	6.62
Software
Atlas Purchaser, Inc.	First Lien Secured Debt	3M SOFR	0.75%	S + 5.51%	5/8/2028	4,990	$4,765	$3,516	1.85	(A)
							$4,765	$3,516	1.85
Technology Enabled Services
Electronics For Imaging, Inc.	First Lien Secured Debt	1M SOFR	0.00%	S + 5.10%	7/23/2026	9,059	$8,891	$5,979	3.14	(A)
Planet US Buyer LLC (Wood Mackenzie)	First Lien Secured Debt	3M SOFR	0.75%	S + 6.75%	1/30/2030	22,818	$22,184	$22,230	11.67	(A) (E)
Planet US Buyer LLC (Wood Mackenzie)	First Lien Secured Debt - Revolver	3M SOFR	0.75%	S + 6.75%	1/30/2030	1,835	$(48)	$(47)	(0.02)	(A) (D) (E)
							$31,027	$28,162	14.79
Transportation: Consumer
Hornblower Holdings, LP	First Lien Secured Debt	PRIME	1.00%	P + 7.13%	11/10/2025	17,098	$17,263	$17,090	8.97	(A) (C)
							$17,263	$17,090	8.97
Wholesale
Unique Bidco AB (Sweden)	First Lien Secured Debt	1M EURIBOR	0.00%	E + 5.25%	3/11/2029	5,577	$5,151	$5,683	2.98	(A) (B)
							$5,151	$5,683	2.98
Total First Lien Secured Debt							$273,314	$259,457	136.25%

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2023

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Corporate Bond
Capital Equipment
JPW Industries Holding Corporation	Corporate Bond	NA	NA	9.00%	10/1/2024	5,860	$5,610	$5,597	2.94%	(A)
							$5,610	$5,597	2.94
Chemicals, Plastics, & Rubber
LSB Industries, Inc.	Corporate Bond	NA	NA	6.25%	10/15/2028	5,043	$4,528	$4,576	2.40	(A) (C)
							$4,528	$4,576	2.40
Construction & Building
Werner FinCo LP	Corporate Bond	NA	NA	11.50%	6/15/2028	12,944	$12,808	$13,284	6.98	(A)
							$12,808	$13,284	6.98
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	NA	5.0% plus 4.00% PIK	8/5/2026	13,066	$13,066	$12,870	6.76	(A) (B) (E)
							$13,066	$12,870	6.76
Retail
At Home Group, Inc.	Corporate Bond	NA	NA	4.88%	7/15/2028	8,418	$6,830	$3,430	1.80	(A)
Guitar Center, Inc.	Corporate Bond	NA	NA	8.50%	1/15/2026	10,888	$10,027	$9,472	4.97	(A)
							$16,857	$12,902	6.77
Services: Business
Carlson Travel, Inc.	Corporate Bond	NA	NA	8.50%	11/19/2026	11,267	$9,873	$732	0.38	(A) (E)
							$9,873	$732	0.38
Services: Consumer
MoneyGram International Inc	Corporate Bond	NA	NA	9.00%	6/1/2030	7,721	$6,449	$7,174	3.77	(A)
Stonemor, Inc.	Corporate Bond	NA	NA	8.50%	5/15/2029	4,732	$4,407	$3,915	2.06	(A) (C)
							$10,856	$11,089	5.83
Software
Aptos Canada, Inc.	Corporate Bond	1M SOFR	1.00%	S + 7.61%	3/2/2027	15,000	$14,715	$14,760	7.75	(A) (E)
							$14,715	$14,760	7.75
Total Corporate Bonds							$88,313	$75,810	39.81%

Equity
Services: Business
Carlson Travel, Inc.	Equity - Common Stock	NA	NA	NA	NA	23	$—	$—	—	(E)
Carlson Travel, Inc.	Equity - Preferred Equity	NA	NA	NA	NA	1	$11	$11	0.01	(E)
							$11	$11	0.01
Total Equity							$11	$11	0.01%

Total Investments - non-controlled/non-affiliated							$361,638	$335,278	176.07%

Investments - non-controlled/affiliated

Corporate Bond
Chemicals, Plastics, & Rubber
TPC Group Inc.	Corporate Bond	NA	NA	13.00%	12/16/2027	22,023	$22,149	$22,012	11.56	(A)
							$22,149	$22,012	11.56
Total Corporate Bonds							$22,149	$22,012	11.56%

Total Investments - non-controlled/affiliated							$22,149	$22,012	11.56%

Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents							$1,531	$1,531	0.80	(F)
Restricted cash							$172	$172	0.09	(G)
Total Cash and Cash Equivalents and Restricted Cash							$1,703	$1,703	0.89%

Total Investments, Cash and Cash Equivalents and Restricted Cash							$385,490	$358,993	188.52%

Derivatives, at fair value	Company Receives	Company Pays	Counterparty		Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461%	Goldman Sachs & Co. LLC		6/17/2027	7,000		$236
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601%	Goldman Sachs & Co. LLC		7/7/2027	5,000		$360
Total						12,000		$596

Notes to the Schedule of Investments:

(A)	Debt investments include investments in bank debt and corporate bonds that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(C)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(D)	Includes an unfunded commitment that was acquired and/or valued at a discount.
(E)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (See Note 3).
(F)	Cash and cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund – US Bank Money Market Deposit Account currently yields a rate of 5.2% as of September 30, 2023.
(G)	The total value of restricted cash as of September 30, 2023 was $172 or 0.0% of total investments at fair value of the Company.

PRIME, SOFR or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled ($162,411) and $70,096 respectively, for the nine months ended September 30, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns and maturities of debt investments. As of September 30, 2023, approximately 22.14% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments

December 31, 2022

(in thousands)

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

(in thousands)

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

REDWOOD ENHANCED INCOME CORP.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

1. Organization and Nature of Operations

Redwood Enhanced Income Corp. (the “Company,” “we” or “our”), a Maryland corporation incorporated on June 21, 2021, is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. The Company elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company generally does not pay corporate-level federal income taxes on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of both September 30, 2023 and December 31, 2022, our cash balance exceeded federally insured limits. The Adviser continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account. Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2023 and December 31, 2022 were $1,531 and $2,536, respectively.

Restricted Cash

Restricted cash represents cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of September 30, 2023 and December 31, 2022, restricted cash included $172 and $757, respectively, held with Goldman Sachs & Co. LLC, as collateral for interest rate swaps. Restricted cash is carried at cost, which approximates fair value.

Investment Transactions

Investments are recognized when the Company assumes an obligation to acquire a financial instrument and the risks for gains and losses related to that instrument. Investments are derecognized when the Company assumes an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, the Company records all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a payable for investments purchased and a receivable for investments sold, respectively, in the Statements of Assets and Liabilities.

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

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at September 30, 2023 and December 31, 2022, respectively, and reported in U.S. dollars. Purchases and sales of investments and revenue and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in realized and unrealized gain (loss) on foreign currency investments, in the Statements of Operations.

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

Organization and Offering Costs

The Adviser has agreed to reimburse the Company organization and offering costs in an amount not to exceed $1,000. Organization and offering costs will only be borne by the Company if such expense exceeds $1,000, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of shares of the Company will be charged to the paid-in-capital upon the sale of shares. For both the three months ended September 30, 2023 and 2022, the Adviser incurred organization expenses on behalf of the Company of $0. For the nine months ended September 30, 2023, and for the period from March 14, 2022 (inception) through September 30, 2022, the Adviser incurred organization expenses on behalf of the Company of $0 and $660, respectively.

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

Federal and State Income Taxes

We have elected to be treated, and intend to qualify as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company (among other requirements) intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions, if any, paid to shareholders may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2023. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from U.S. GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax differences are reclassified to paid-in capital.

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

The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. The FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. At the time that Update 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022—12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024 (“FASB Sunset Date”), after which entities will no longer be permitted to apply the relief in Topic 848.

Management had evaluated the impact of Topic 848 on the Company’s investments, derivatives, debt and other contracts that will undergo reference rate-related modifications as a result of the Reference Rate Reform. Management has no concerns in adopting Topic 848 by the FASB Sunset Date. Management will continue to work with other financial institutions and counterparties to modify contracts as required by applicable regulation and within the regulatory deadlines. As of September 30, 2023, management believes these accounting standards have no impact on the Company and does not have any concerns of adopting the regulations by FASB Sunset Date.

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

3. Investments

Investments may be categorized based on the types of inputs used in valuing such investments. The level in the U.S. GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Per ASC 820, leveling for each investment is conducted at each quarter end. Transfers between levels are made in accordance with the Company's accounting policy. Transfers between levels are recognized as of the beginning of the reporting period.

At September 30, 2023, the Company’s investments were categorized as follows:

	Fair Value Measurements
September 30, 2023	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien secured debt (2)	$—	$141,958	$112,430	$254,388
Corporate bond	—	69,460	28,362	97,822
Revolver	—	4,466	603	5,069
Equity - Preferred equity	—	—	11	11
Total investments	$—	$215,884	$141,406	$357,290
Derivatives	$—	$596	$—	$596
Cash and cash equivalents	$1,531	$—	$—	$1,531
Restricted cash	$172	$—	$—	$172

3. Investments (Continued)

At December 31, 2022, the Company’s investments were categorized as follows:

	Fair Value Measurements
December 31, 2022	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien term loan (2)	$—	$197,791	$8,420	$206,211
Corporate bond	—	38,209	27,605	65,814
Revolver	—	740	(34)	706
Total investments	$—	$236,740	$35,991	$272,731
Derivatives	$—	$375	$—	$375
Cash and cash equivalents	$2,536	$—	$—	$2,536
Restricted cash	$757	$—	$—	$757
(1)	Fair value based upon quoted prices in inactive markets or quotes for comparable investments.
(2)	Includes senior secured loans.

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2023 included the following:

	September 30, 2023
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$14,760	Yield analysis	Market yield	12.65%	14.46%	13.56%
		EV market multiple analysis	EBITDA multiple	11.25x	12.25x	11.75x
Corporate bond	12,870	Yield analysis	Market yield	13.59%	13.59%	13.59%
		Black Scholes Option Pricing Model	Volatility	32.50%	55.00%	43.75%
		Black Scholes Option Pricing Model	Term	2.85 years	2.85 years	2.85 years
		Black Scholes Option Pricing Model	Risk free rate	4.84%	4.84%	4.84%
Corporate bond	732	Recent transactions	Transaction price	N/A	N/A	N/A
First lien secured debt	49,411	Yield analysis	Market yield	9.64%	12.26%	11.15%
		EV market multiple analysis	EBITDA multiple	12.25x	15.75x	13.92x
First lien secured debt	22,947	Yield analysis	Market yield	11.24%	14.03%	12.88%
First lien secured debt	4,828	Recent transactions	Transaction price	N/A	N/A	N/A
First lien secured debt	35,244	Market quotation	Market quotation	N/A	N/A	N/A
Revolver	(51)	Yield analysis	Market yield	10.85%	12.26%	11.67%
		EV market multiple analysis	EBITDA multiple	12.25x	13.75x	13.21x
Revolver	654	Yield analysis	Market yield	11.24%	12.24%	11.74%
Equity - Preferred equity	11	Recent transactions	Transaction price	N/A	N/A	N/A
Equity - Common stock	—	Recovery analysis	Recovery rate	0.00%	0.00%	0.00%
Total	$141,406

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2022 included the following:

	December 31, 2022
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$13,040	Yield analysis	Market yield	18.48%	18.48%	18.48%
		Black Scholes Option Pricing Model	Volatility	55.00%	65.00%	60.00%
		Black Scholes Option Pricing Model	Term	3.5 Years	4.5 Years	4.0 Years
		Black Scholes Option Pricing Model	Risk free rate	4.05%	4.16%	4.11%
Corporate bond	14,565	Yield analysis	Market yield	12.84%	13.97%	13.40%
		EV market multiple analysis	EBITDA multiple (1)	11.50x	12.50x	12.00x
First lien term loan	8,386	Recent transactions	Transaction price	NA	NA	NA
Total	$35,991
(1)	The selected EV / LTM EBITDA was 12.00x multiple, representing a 27.6% discount from the Adjusted Mean LTM EBITDA multiple.

3. Investments (Continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Decrease	Increase
Yield	Decrease	Increase

Changes in investments categorized as Level 3 for the three and nine months ended September 30, 2023 were as follows:

	For the Three Months Ended September 30, 2023
	First Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Total Investments
Beginning balance	$88,970	$27,603	$542	$—	$117,115
Net realized and unrealized gains (losses)	685	(5,311)	33	—	(4,593)
Acquisitions (1)	22,994	237	489	11	23,731
Dispositions (2)	(219)	(9)	(461)	—	(689)
Transfers in (out) of Level 3 (3)	—	5,842	—	—	5,842
Ending balance	$112,430	$28,362	$603	$11	$141,406
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$681	$(5,147)	$33	$—	$(4,433)

	For the Nine Months Ended September 30, 2023
	First Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Total Investments
Beginning balance	$8,420	$27,605	$(34)	$—	$35,991
Net realized and unrealized gains (losses)	575	(5,603)	37	—	(4,991)
Acquisitions (1)	103,859	527	1,561	11	105,958
Dispositions (2)	(424)	(9)	(961)	—	(1,394)
Transfers in (out) of Level 3 (3)	—	5,842	—	—	5,842
Ending balance	$112,430	$28,362	$603	$11	$141,406
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$566	$(5,440)	$37	$—	$(4,837)

(1) Includes payments received in kind and accretion of original issue and market discounts.

(2) Includes principal paydowns.

(3) Represents non-cash transfers between fair value categories. Transfers in (out) of Level 3 are the result of changes in the observability of significant inputs and / or available market data for certain investments. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.

3. Investments (Continued)

Changes in investments categorized as Level 3 for the three months ended September 30, 2022 and the period from March 14, 2022 (inception) through September 30, 2022 were as follows:

	For the Three Months Ended September 30, 2022
	First Lien Term Loan	Corporate Bond	Revolver	Equity - Preferred Equity	Total Investments
Beginning balance	$—	$14,625	$—	$—	$14,625
Net realized and unrealized gains (losses)	—	(13)	—	—	(13)
Acquisitions (1)	—	12,569	—	—	12,569
Dispositions	—	—	—	—	—
Ending balance	$—	$27,181	$—	$—	$27,181
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$—	$(13)	$—	$—	$(13)

	For the period from March 14, 2022 (inception) through September 30, 2022
	First Lien Term Loan	Corporate Bond	Revolver	Equity - Preferred Equity	Total Investments
Beginning balance	$—	$—	$—	$—	$—
Net realized and unrealized gains (losses)	—	(28)	—	—	(28)
Acquisitions (1)	—	27,209	—	—	27,209
Dispositions	—	—	—	—	—
Ending balance	$—	$27,181	$—	$—	$27,181
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$—	$(28)	$—	$—	$(28)

(1) Includes payments received in kind and accretion of original issue and market discounts.

4. Derivative Instruments

The Company enters into interest rate swap contracts from time to time to help mitigate the impact that an adverse change in interest rates would have on the value of the Company’s fixed rate investments. As of September 30, 2023, the counterparty to these interest rate swap contracts was Goldman Sachs & Co. LLC.

Certain information related to the Company’s derivative instruments as of September 30, 2023 and December 31, 2022 are presented in the following location in the Statements of Assets and Liabilities:

September 30, 2023
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$236	$—	Derivatives, at fair value
Interest rate swap	$5,000	7/7/2027	$360	$—	Derivatives, at fair value
Total	$12,000		$596	$—

4. Derivative Instruments (Continued)

December 31, 2022
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$153	$—	Derivatives, at fair value
Interest rate swap	$5,000	7/7/2027	$222	$—	Derivatives, at fair value
Total	$12,000		$375	$—

Net realized gain (loss) on derivative instruments recognized by the Company for the three and nine months ended September 30, 2023 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Interest rate swaps	Net realized and unrealized gain (loss) on derivatives	$(104)	$(5)
Total		$(104)	$(5)

Net realized gain (loss) on derivative instruments recognized by the Company for the three months ended September 30, 2022 and the period from March 14, 2022 (inception) through September 30, 2022 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Three Months Ended September 30, 2022	For the period from March 14, 2022 (inception) through September 30, 2022
Interest rate swaps	Net realized and unrealized gain (loss) on derivatives	$—	$—
Total		$—	$—

Net unrealized gain (loss) on derivative instruments recognized by the Company for the three and nine months ended September 30, 2023 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Interest rate swaps	Net realized and unrealized gain (loss) on derivatives	$112	$221
Total		$112	$221

Net unrealized gain (loss) on derivative instruments recognized by the Company for the three months ended September 30, 2022 and the period from March 14, 2022 (inception) through September 30, 2022 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Three Months Ended September 30, 2022	For the period from March 14, 2022 (inception) through September 30, 2022
Interest rate swaps	Net realized and unrealized gain (loss) on derivatives	$534	$363
Total		$534	$363

5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and/or investments under common control, and the Company does not have the power to exercise control over the management or policies of such portfolio company. A controlled affiliated company is a company in which the Company, either directly or through one or more controlled companies has an ownership interest of more than 25% of its voting securities. Please see the Company’s Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2023 were as follows:

Portfolio Company	Fair value at December 31, 2022	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at September 30, 2023
Non-controlled/affiliated company investment:
TPC Group Inc.	$—	$—	$22,153	$—	$—	$(4)	$—	$(137)	$22,012
	—	—	22,153	—	—	(4)	—	(137)	22,012
Total non-controlled/affiliated company investments	$—	$—	$22,153	$—	$—	$(4)	$—	$(137)	$22,012

	For the nine months ended September 30,
	2023			2022
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income		Dividend Income		Fee Income
Non-controlled/affiliated company investment:
TPC Group Inc.	$1,249	$—	$—	$	n/a	$	n/a	$	n/a
	1,249	—	—		n/a		n/a		n/a
Total non-controlled/affiliated company investments	$1,249	$—	$—	$	n/a	$	n/a	$	n/a

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

Base Management Fee

The Base Management Fee shall be calculated at a quarterly rate equal to 0.375% (i.e., 1.50% annually) of the Company’s Weighted Average Net Asset Value for the quarter; provided that the quarterly base management fee will be decreased to 0.25% (i.e., 1.00% annually) of the value of the Company’s Weighted Average Net Asset Value during any extension of the period in which the Company may complete a listing of shares of the Company’s common stock on a national securities exchange or a merger or other transaction in which investors receive cash or shares of a publicly-listed issuer. “Weighted Average Net Asset Value” means, at the time of any calculation, the weighted average shares outstanding multiplied by the average of the beginning net asset value per share and ending net asset value per share (prior to management and incentive fees) of a period of time. For the three months ended September 30, 2023 and 2022, the Company incurred $723 and $377, respectively, in base management fees. For the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022, the Company incurred $2,028 and $628, respectively, in base management fees. As notated in Note 9, the Advisor reduced the Base Management Fee charged on September 30, 2022 by $15.

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

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

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

Incentive Fee Cap

No incentive fee will be paid to the Adviser to the extent that, after such payment, the cumulative income-based incentive fees and capital gains-based incentive fees paid to date would be greater than fifteen percent (15%) of the Company’s Cumulative Pre-Incentive Fee Net Income since the date of its election to become a BDC (the “Incentive Fee Cap”). “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the date of the Company’s election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, since the date of the Company’s election to become a BDC. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the income-based incentive fee and the capital gains-based incentive fee as calculated above, then the difference between (a) such amount and (b) the Incentive Fee Cap will not be paid by the Company, and will not be received by the Adviser, either at the end of such relevant period or at the end of any future period. For the three months ended September 30, 2023 and 2022, the Company incurred $421 and $0, respectively, in incentive fees. For the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022, the Company incurred $974 and $0, respectively, in incentive fees.

Administration Agreement

The Company entered into the Administration Agreement with the Administrator pursuant to which the Administrator will furnish the Company with office facilities, equipment and clerical, bookkeeping and record keeping services. Under the Administration Agreement, the Administrator will perform or oversee the performance of the Company’s required administrative services, which will include, among other activities, being responsible for the financial records the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC. In addition, the Administrator will assist the Company in determining and publishing its net asset value, oversee the preparation and filing of the Company’s tax returns and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to it by others. For providing

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

these services, facilities and personnel, the Company may reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including fees of the U.S. Bancorp Fund Services, LLC (the “Sub-Administrator”), rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser’s third-party Order Management System), insurance and the Company’s allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator also will offer on the Company’s behalf managerial assistance to portfolio companies to which the Company will be required to offer such assistance. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator.

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

The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company, and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. For the Company’s first year of operations, the Specified Expenses were annualized and to the extent such annualized Specified Expenses exceeded the Expense Cap for such period on an annualized basis, the Adviser promptly waived fees or reimbursed the Company for expenses necessary to eliminate such excess. Such waivers are not subject to future reimbursement by the Company. For the three months ended September 30, 2023 and 2022, the Adviser reimbursed the Company $286 and $0, respectively, for the annualized expenses in excess of the cap. For the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022, the Adviser reimbursed the Company $451 and $0, respectively, for the annualized expenses in excess of the cap.

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

On August 26, 2022, the Company entered into an Incremental Commitment and Assumption Agreement (the “Incremental Agreement”), which supplements the Senior Secured Revolving Credit Agreement, dated as of April 6, 2022 (as amended, restated, supplemented and otherwise modified to date, including by the Incremental Agreement, the “Credit Agreement”), among the Company, as borrower, ING as Administrative Agent and the lenders party thereto. Pursuant to the Incremental Agreement, among other changes, the total commitments under the Credit Agreement increased from $145,000 to $250,000, consisting of an increase in dollar commitments from $45,000 to $140,000 and of multicurrency commitments from $100,000 to $110,000. In connection with such increases, the Company paid certain fees to the lenders providing such commitments.

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

Unless borrowed in the Alternate Base Rate (as defined in the Credit Agreement), borrowings in: (i) U.S. Dollars have an interest rate of Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.375%, with a SOFR adjustment of 0.10% for an interest period of one month and 0.15% for an interest period of three months, (ii) Canadian Dollars have an interest rate of the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus 2.375%, (iii) Euros have an interest rate of the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus 2.375%, and (iv) Pound Sterling have an interest rate of Daily Simple RFR (as defined in the Credit Agreement) plus 2.375%, with a credit spread adjustment of 0.0326%. Borrowings based on the alternate base have an applicable margin of 1.375%. The Credit Agreement includes a commitment fee for unused commitments thereunder of (i) during the first nine months following the effective date of the Credit Agreement, 0.375% per annum and (ii) thereafter until the revolver termination date, (x) 0.75% per annum if the daily used amount of the commitments thereunder is less than or equal to 35% of the commitments and (y) 0.50% per annum if the daily used amount of the commitments thereunder is greater than 35% of the commitments, as well as certain other fees as agreed among the Company, the Administrative Agent and the lenders.

The Credit Agreement includes the following financial covenants: (i) a minimum shareholders equity financial covenant that requires the Company to maintain a minimum shareholders’ equity as of the last day of any fiscal quarter of at least $40,740 plus 50% of the net proceeds of sales of certain equity interests after the effective date of the Credit Agreement, (ii) an obligors’ net worth financial covenant that requires the obligors’ net worth to be no less than the minimum shareholders’ equity minus 50% of the lesser of (x) the aggregate investment in Financing Subsidiaries (as defined therein) and (y) 25% of the Company’s capital commitments, (iii) an asset coverage ratio financial covenant that requires the asset coverage ratio to be no less than 150% at any time (after giving effect to exemptive orders specified therein), and (iv) an interest coverage ratio financial covenant that requires the interest coverage ratio as of the last day of any fiscal quarter to be no less than 2.00:1.00. The Credit Agreement also includes other affirmative and negative covenants, including without limitation covenants that restrict certain indebtedness, liens, investments, restricted payments and transactions with affiliates. The Company’s obligations to the lenders under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.

The Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable.

As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Credit Agreement.

7. Debt (Continued)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022:

	For the Nine Months Ended September 30, 2023	For the period from March 14, 2022 (inception) through September 30, 2022
Average debt outstanding	$164,071	$54,129
Maximum amount of debt outstanding	190,702	96,564

Weighted average annualized interest cost (1)	7.51%	5.24%
Annualized amortized debt issuance cost	0.57%	1.27%
Total annualized interest cost	$8.08%	$6.51%
(1)	Includes the stated interest expense and commitment fees on the unused portion of the Credit Agreement. Commitment fees for the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022 were $326 and $76, respectively.

During the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022, there was maximum of $190,702 and $96,564, respectively, of debt outstanding under the Credit Agreement, with a weighted-average interest rate, excluding amortized debt issuance cost of 7.51% and 5.24%, respectively. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of both the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022, the estimated fair value of the outstanding debt approximated its carrying value.

Total expenses related to debt for the three and nine months ended September 30, 2023 included the following:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
Interest expense	$3,450	$1,053
Amortization of deferred debt issuance costs	243	254
Total	$3,693	$1,307

Total expenses related to debt for the three months ended September 30, 2022 and for the period from March 14, 2022 (inception) through September 30, 2022 included the following:

	For the Nine Months Ended September 30, 2023	For the period from March 14, 2022 (inception) through September 30, 2022
Interest expense	$9,338	$1,420
Amortization of deferred debt issuance costs	711	343
Total	$10,049	$1,763

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

8. Commitments and Contingencies (Continued)

The Schedules of Investments includes certain revolving loan facilities and other commitments with unfunded balances at September 30, 2023 and December 31, 2022 as follows:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment at September 30, 2023	Unfunded Commitment at December 31, 2022
Accession Risk Management Group, Inc.	Delayed Draw	10/30/2026	$6,000	$—
Athena Holdco S.A.S.	Delayed Draw	4/18/2030	2,300	—
Gannett Fleming, Inc.	Revolver	12/20/2028	1,364	1,364
Ironhorse Purchaser, LLC	Delayed Draw	9/30/2027	487	—
Ironhorse Purchaser, LLC	Revolver	9/30/2027	331	—
MB2 Dental Solutions, LLC	Delayed Draw	1/29/2027	6,533	—
Pennsylvania Real Estate Investment Trust	Revolver	12/10/2023	1,445	5,080
Planet US Buyer LLC (Wood Mackenzie)	Revolver	1/30/2030	1,835	—
PT Intermediate Holdings III, LLC	Delayed Draw	11/1/2028	4,583	—
Total Unfunded Commitments			$24,878	$6,444

The Company has various commitments to fund various revolving and delayed draw senior secured loans on behalf of certain portfolio companies.

As of December 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

Investments—non-controlled/non-affiliated	Commitment Type	Unfunded Commitment as of December 31, 2022
Athena Holdco S.A.S. (1)	Term Loan	€10,070
Athena Holdco S.A.S. (2)	Delayed Draw Term Loan	1,180
Total Unfunded Commitments		€11,250
(1)	Subsequent to December 31, 2022 the term loan commitment was increased by €7.8 million, the total commitment is now €17.9 million.
(2)	Subsequent to December 31, 2022 the delayed draw term loan commitment was increased by €0.9 million, the total commitment is now €2.1 million.

The unfunded revolver obligations may or may not be funded to the borrowing party in the future but the entire amount was eligible for funding to the borrowers as of September 30, 2023 and December 31, 2022, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. The Company’s commitment to fund term loans and delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants. For commitments to fund delayed draw loans with performance thresholds, borrowers are required to meet certain performance requirements before the Company is obligated to fulfill these commitments.

9. Other Related Party Transactions

The Company, the Administrator, the Adviser and affiliates may be considered related parties. From time to time, the Adviser advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At September 30, 2023 and December 31, 2022, there were $451 and $0, respectively, reimbursable by the Adviser to the Company.

Pursuant to the Administration Agreement, the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended September 30, 2023 and 2022, $286 and $451, respectively, were allocated to the Company. For both the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022, no such costs were allocated to the Company.

The Adviser has agreed to pay organization costs in an amount not to exceed $1,000 on behalf of the Company. Organization and offering costs will only be borne by the Company if such costs exceeds $1,000, at which time costs associated with the organization of the Company will be expensed as incurred. For both the three months ended September 30, 2023 and 2022, the Adviser did not pay organization costs on behalf of the Company. For the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022, the Adviser paid $0 and $660, respectively, of organization costs on behalf of the Company.

9. Other Related Party Transactions (Continued)

For the period from March 14, 2022 (inception) through September 30, 2022, these costs were waived by the Adviser as per the Investment Advisory Agreement.

On April 1, 2022, the Company entered into a facility agreement with certain affiliates of the Adviser to acquire its initial portfolio investments by purchasing certain investments owned and held by such affiliates. The Company paid $71 in consideration to acquire the portfolio.

As discussed in the definitive proxy statement of the Company, filed with the SEC on September 19, 2022 (the “Proxy Statement”), the Company held a special meeting of shareholders (the “Special Meeting”) to approve the Amended and Restated Investment Advisory Agreement. The Company’s shareholders approved the Amended and Restated Investment Advisory Agreement at the Special Meeting.

The Investment Advisory Agreement provides for the quarterly base management fee, described in Note 6. Previously, the base management fee was calculated based on the value of the Company’s net assets excluding cash and cash equivalents at the end of the two most recently completed calendar quarters. The Adviser reduced the Base Management Fee for the quarter ended September 30, 2022 for the difference in the base management fee charged for the period ended September 30, 2022 and the base management fee that would have been charged under the Amended and Restated Investment Advisory Agreement for such period. The amount of the reduction was $15.

10. Shareholders’ Equity and Dividends

As of both September 30, 2023 and December 31, 2022, the Company had received $316,000 of equity commitments to purchase shares of the Company’s common stock. As of September 30, 2023 and December 31, 2022, $205,400 and $149,855 (65.0% and 47.4% of total commitments), respectively, had been called.

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a shareholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s dividend reinvestment plan are through newly issued shares. The following table summarizes the Company’s dividends declared and paid as of September 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 13, 2023	March 31, 2023	April 28, 2023	Regular	$0.38	$4,857
June 15, 2023	June 30, 2023	July 27, 2023	Regular	$0.38	$5,458
September 19, 2023	September 30, 2023	October 27, 2023	Regular	$0.38	$5,487
				$1.14	$15,802

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
September 15, 2022	September 30, 2022	October 28, 2022	Regular	$0.38	$3,156
				$0.38	$3,156

11. Financial Highlights

The financial highlights below show the Company’s results of operations for the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022:

	For the Nine Months Ended September 30, 2023	For the period from March 14, 2022 (inception) through September 30, 2022
Per Share Data:
Per share NAV at beginning of period	$13.48	$15.00

Investment operations:
Net investment income (1)	1.59	0.86
Net realized and unrealized gain (loss)	(0.84)	(1.54)
Net increase (decrease) in net assets from operations	0.75	(0.68)
Distributions declared from net investment income	(1.14)	(0.38)
Issuance of shares (2)	0.10	0.01
Total increase (decrease) in net assets	(0.29)	(1.05)
Per share NAV at end of period	$13.19	$13.95

Total return based on net asset value (3)	5.56%	(4.53)%

Shares outstanding at end of period	14,439,103	8,304,341
Ratios to average net asset value: (4)
Net investment income	15.71%	11.91%
Expenses before incentive fee (5)	9.79%	6.78%
Expenses after incentive fee (6)	10.34%	6.78%

Net assets at end of period (in thousands)	$190,434	$115,883
Ending net asset value	$13.19	$13.95
Portfolio turnover rate	21.33%	6.55%
Weighted-average debt outstanding	$164,071	$54,129
Weighted-average interest rate on debt (7)	7.51%	5.24%
Weighted-average number of shares of common stock	13,325,684	5,889,603
Weighted-average debt per share	$12.31	$6.52
Asset coverage ratio (8)	211.2%	220.4%
(1)	Per share changes in net asset value are computed based on the weighted average of shares outstanding during the time such activity occurred.
(2)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	Not annualized for periods less than one year. Total return based on net asset value equals the change in net asset value per share from investment operations during the period divided by the beginning net asset value per share at the beginning of the period.
(4)	Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses and non-recurring income. Weighted average net assets were calculated based on considering the capital call activity during the period.
(5)	Includes all Company expenses, including interest and other debt costs prior to contractual expense reimbursement by the Investment Advisor.
(6)	Includes incentive fees and all Company expenses including interest and other debt costs prior to contractual expense reimbursement by the Investment Advisor.
(7)	Excludes amortized debt issuance cost.
(8)	In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

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

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the Israel- Hamas war and the war between Russia and Ukraine; and

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

Overview

We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Maryland corporation on June 21, 2021, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC. We elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “eligible assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2023 and December 31, 2022, 77.9% and 73.2%, respectively, of our total assets were invested in eligible assets.

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

The Adviser has agreed to limit, indefinitely, the amount of Specified Expenses borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company’s aggregate Capital Commitments and (ii) the Company’s net assets, at the time of determination (i.e., the Expense Cap). Specified Expenses include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting, (ii) printing and mailing expenses, (iii) professional fees, consisting of legal, compliance, tax and audit fees, (iv) treasury and compliance function expenses, including the salary of any internal Redwood resources reimbursed by the Company, (v) research expenses relating to Bloomberg, expert network services, and investment research subscriptions, (vi) Independent Director fees and expenses, (vii) premiums for director and officer and errors and omissions insurance, and (viii) valuation of Company investments. For the avoidance of doubt, Specified Expenses do not include any other expenses of the Company incurred in connection with its operations, including but not limited to, (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other leverage arrangements, (vi) brokerage commissions, expenses related to litigation and potential litigation, and extraordinary expenses not incurred in the ordinary course of the Company’s business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors.

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

Additionally, the Investment Advisory Agreement provides that the Adviser may be entitled to an incentive fee under certain circumstances.

Organization and offering costs

At launch, the Company agreed that it would bear any initial organization and offering costs in excess of $1.0 million. Initial organization and offering costs up to $1.0 million would be borne by the Adviser. Such costs borne by the Adviser will not be subject to reimbursement by the Company.

Organization costs consist of, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of this Report and other offering documents. As of September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022, the Adviser incurred approximately $0 and $0.7 million, respectively, of organizational costs on behalf of the Company.

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

Revenue recognition

Interest and dividend income, including income paid-in-kind, is recorded on an accrual basis, when such amounts are considered collectible. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are recognized when earned and are included in interest income.

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

Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and U.S. GAAP may be permanent or temporary. Permanent differences will be reclassified among capital accounts in the Company’s financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Portfolio and investment activity

At September 30, 2023, our investment portfolio of $357.3 million (at fair value) consisted of 36 portfolio companies, of which 71.2% was invested in first lien secured debt, 1.4% was invested in revolvers and 27.4% was invested in corporate bonds. At December 31, 2022, our investment portfolio of $272.7 million (at fair value) consisted of 29 portfolio companies, of which 75.6% was invested in first lien term loans, 0.3% was invested in revolvers and 24.1% was invested in corporate bonds. At September 30, 2023 and December 31, 2022, our average portfolio company investment at fair value was approximately $9.7 million and $9.4 million, respectively. At September 30, 2023 and December 31, 2022, our largest portfolio company investment by value was approximately 6.2% and 5.7% of our portfolio, respectively, and our five largest portfolio company investments by value comprised approximately 27.5% and 25.8% of our portfolio.

The industry composition of our portfolio at fair value at September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Beverage, Food & Tobacco	2.3%	3.3%
Capital Equipment	1.6	1.4
Chemicals, Plastics, & Rubber	7.4	1.9
Construction & Building	7.0	8.6
Consumer Goods: Durable	2.2	7.7
Consumer Goods: Non-Durable	3.7	8.3
Environmental Industries	6.1	4.8
FIRE: Insurance	5.2	—
FIRE: Real Estate	5.2	5.7
Healthcare & Pharmaceuticals	10.3	12.3
Hotel, Gaming & Leisure	4.1	—
Metals & Mining	3.5	—
Retail	7.8	12.3
Services: Business	7.6	7.6
Services: Consumer	6.6	8.4
Software	5.1	8.2
Technology Enabled Services	7.9	2.2
Transportation: Consumer	4.8	4.6
Wholesale	1.6	2.7
	100.0%	100.0%

The weighted average effective yield of our debt and total portfolio was 14.6% and 14.0% at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, 76.3% and 81.2%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as PRIME, SOFR, or the EURIBOR Rate, and 23.7% and 18.8%, respectively, of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 80.1% and 90.0% at September 30, 2023 and December 31, 2022, respectively. One and zero debt investments in the portfolio were on non-accrual status as of September 30, 2023 and December 31, 2022, respectively.

Results of operations

Investment income

Total investment income for the three months ended September 30, 2023 and 2022, was $13.0 million and $5.3 million, respectively, mainly comprised of $12.9 million and $5.3 million in interest income, respectively. Interest income was attributable to cash and paid-in-kind interest and fees on our debt investments.

Total investment income for the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022, was $34.8 million and $8.1 million, respectively, mainly comprised of $34.0 million and $8.1 million in interest income, respectively. Interest income was attributable to cash and paid-in-kind interest and fees on our debt investments.

Expenses

Total operating expenses for the three months ended September 30, 2023 were $5.3 million, comprised of $3.7 million in interest and other debt expenses, $0.7 million in management fees, $0.4 million in incentive fees and $0.5 million in all other expenses.

Total operating expenses for the three months ended September 30, 2022 were $1.9 million, comprised of $1.3 million in interest and other debt expenses, $0.4 million in management fees and $0.2 million in all other expenses.

Total operating expenses for the nine months ended September 30, 2023 were $14.1 million, comprised of $10.0 million in interest and other debt expenses, $2.0 million in management fees, $1.0 million in incentive fees and $1.1 million in all other expenses.

Total operating expenses for the period from March 14, 2022 (inception) through September 30, 2022 were $3.7 million, comprised of $1.8 million in interest and other debt expenses, $0.7 million in organization expenses, $0.6 million in management fees, $0.3 million in professional fees and $0.3 million in all other expenses.

Net investment income

For the three months ended September 30, 2023 and 2022, net investment income was $8.0 million and $3.4 million, respectively.

For the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022, net investment income was $21.1 million and $5.0 million, respectively.

Net realized and unrealized gain or loss

For the three months ended September 30, 2023 and 2022, the net realized gain on investments and foreign currency debt was $0.9 million and $0.5 million, respectively, and the net realized gain on derivatives was $8 thousand and $0.5 million, respectively.

For the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022, the net realized gain on investments and foreign currency debt was $0.9 million and $0.5 million, respectively, and the net realized gain on derivatives was $0.2 million and $0.4 million respectively.

For the three months ended September 30, 2023 and 2022, the change in net unrealized appreciation / (depreciation) on investments and foreign currency debt was ($6.6) million and ($4.1) million, respectively.

For the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022, the change in net unrealized appreciation / (depreciation) on investments and foreign currency debt was ($12.4) million and ($11.5) million, respectively.

Incentive compensation

For the three months ended September 30, 2023 and 2022, the Company incurred $0.4 million and $0, respectively in incentive fees.

For the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022, the Company incurred $1.0 million and $0, respectively, in incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For both the three months ended September 30, 2023 and 2022, the Company incurred no excise tax. For both the nine months ended September 30, 2023 and March 14, 2022 (inception) through September 30, 2022, the Company incurred no excise tax.

Net increase / (decrease) in net assets resulting from operations

For the three months ended September 30, 2023 and 2022, the net change in net assets applicable to common shareholders resulting from operations was $2.4 million and $0.3 million, respectively.

For the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022, the net change in net assets applicable to common shareholders resulting from operations was $9.9 million and ($5.6) million, respectively.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the three months ended September 30, 2023 and 2022 (in thousands, excluding shares):

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
Shares Issued	76	1,996
Average Price Per Share	$13.45	$15.03
Proceeds	$1,022	$30,000

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the nine months ended September 30, 2023 and for the period from March 14, 2022 (inception) through September 30, 2022 (in thousands, excluding shares):

	For the Nine Months Ended September 30, 2023	For the period from March 14, 2022 (inception) through September 30, 2022
Shares Issued	4,214	8,304
Average Price Per Share	$13.90	$15.01
Proceeds	$58,554	$124,625

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

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company’s sole initial shareholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result, under current law, the Company is permitted as a BDC to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (a two-to-one debt-to-equity ratio). As of September 30, 2023 and December 31, 2022, the Company’s asset coverage ratio was 211.2% and 213.7%, respectively.

Net cash used in operating activities during the nine months ended September 30, 2023 and during the period from March 14, 2022 (inception) through September 30, 2022 was $93.2 million and $216.4 million, respectively, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $92.3 million and $254.3 million, respectively, and net investment income (net of non-cash income and expenses) of approximately $21.1 million and $5.0 million, respectively.

Net cash provided by financing activities was $91.6 million and $218.4 million, respectively, for the nine months ended September 30, 2023 and during the period from March 14, 2022 (inception) through September 30, 2022, consisting primarily of $55.5 million and $124.6 million, respectively, from the issuance of common shares, $49.5 million and $96.5 million, respectively, from net amounts drawn on the Credit Agreement and $13.4 million and $0, respectively, from distributions paid.

At September 30, 2023 and December 31, 2022, we had $1.5 million and $2.5 million in cash and cash equivalents, respectively, and $0.2 million and $0.8 million in restricted cash, respectively.

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

Distributions to shareholders for the three months ended September 30, 2023 and 2022, totaled $5.5 million ($0.38 per share) and $3.2 million ($0.38 per share), respectively.

Distributions to shareholders for the nine months ended September 30, 2023, and for the period from March 14, 2022 (inception) through September 30, 2022 totaled $15.8 million ($1.14 per share) and $3.2 million ($0.38 per share), respectively.

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

Investment valuation risk

Because there is not a readily available market value for certain of the investments in our portfolio, we value such of our portfolio investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of our Board of Directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our Board of Directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise and are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” as well as Notes 2 and 3 to our unaudited interim financial statements for the three months ended September 30, 2023 for more information relating to our investment valuation.

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

At September 30, 2023 and December 31, 2022, 76.3% and 81.2%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as PRIME, SOFR, or the EURIBOR Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At September 30, 2023 and December 31, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 80.1% and 90.0%, respectively. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Based on our Statements of Assets and Liabilities as of September 30, 2023, the following table shows the annual impact on net investment income (excluding the related management fees and incentive fee impact) of base rate changes in interest rates (considering that interest rate floors for variable rate instruments and that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change (1)	Net Investment Income (Loss)	Net Investment Income (Loss) Per Share
Up 300 basis points	$14,910	$1.03
Up 200 basis points	9,912	0.69
Up 100 basis points	4,914	0.34
Down 100 basis points	(5,083)	(0.35)
Down 200 basis points	(10,081)	(0.70)
Down 300 basis points	(15,080)	(1.04)
(1)	Includes the impact of our interest rate swaps as a result of interest rate changes. For interest rate swaps, we assume only the next 1 year is impacted by the change in base rate and so we multiply the notional amount of our swap by the Basis Point Change. It does not adjust interest swaps for changes in future years, and it does not adjust interest rate swaps for the implied interest rate expectation in the swaps.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 17, 2023, and “Part II, Item 1A. Risk

Factors” in our Quarterly Reports on Form 10-Q filed with the SEC on August 14, 2023 and May 15, 2023, which could materially affect our business, financial condition and/or operating results.

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

Wars, military conflicts, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters, terrorist attacks in the United States and around the world, social and political discord, debt crises, sovereign debt downgrades, increasingly strained relations between the United States and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the United States government, government shutdowns, among others, may result in market volatility, may have long term effects on the United States and worldwide financial markets, and may cause further economic uncertainties in the United States and worldwide. In particular, the consequences of the Israel-Hamas war, the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the United States or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited “cold” wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company’s returns and net asset value. Such consequences may also increase our funding cost or limit our access to the capital markets.

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

Certain of our portfolio companies are in industries that may be impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates, if necessary, in an effort to combat inflation.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. An increase in interest rates available to investors could also make an investment in our common stock less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common stock.

The interest rates of our revolving and term loan credit facilities and loans to our portfolio companies may be affected by the transition away from LIBOR as a benchmark reference for interest rates.

Many financial instruments are tied to the London Interbank Offered Rate, or LIBOR, to determine payment obligations, financing terms, hedging strategies, or investment value. LIBOR is the offered rate for short-term Eurodollar deposits between major international banks. The Head of the UK Financial Conduct Authority the (FCA) and LIBOR’s administrator, ICE Benchmark Administration (IBA) ceased publication of most LIBOR settings at the end of 2021 and the IBA ceased publication of a majority of U.S. dollar LIBOR settings after June 30, 2023. In addition, global regulators have announced that, with limited exceptions, no new LIBOR-based contracts should be entered into after 2021. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies (e.g., the Secured Overnight Financing Rate, or SOFR, for U.S. dollar LIBOR and the Sterling Overnight Index Average Rate for GBP LIBOR). Other countries are introducing their own local-currency-denominated alternative reference rates for short-term lending and global consensus on alternative rates is lacking.

In March 2022, the U.S. federal government enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to establish a process for replacing LIBOR in certain existing contracts that do not already provide for the use of a clearly defined and practicable replacement benchmark rate as described in the LIBOR Act. Generally, for contracts that do not contain clear and practicable fallback provisions as described in the LIBOR Act, a benchmark replacement recommended by the Federal Reserve Board will effectively replace the U.S. dollar LIBOR benchmark after June 30, 2023. The recommended benchmark replacement will be based on SOFR, which is published by the Federal Reserve Bank of New York, and will include certain spread adjustments and benchmark replacement conforming changes. On December 16, 2022, the Federal Reserve Board adopted a final rule that implements the LIBOR Act. The final rule restates safe harbor protections contained in the LIBOR Act for selection or use of the replacement benchmark rate selected by the Federal Reserve Board. Consistent with the LIBOR Act, the final rule is also intended to ensure that LIBOR contracts adopting a benchmark rate selected by the Federal Reserve Board will not be interrupted or terminated following LIBOR’s replacement.

The transition away from LIBOR may lead to increased volatility and illiquidity in markets that are tied to LIBOR, reduced values of, inaccurate valuations of, and miscalculations of payment amounts for LIBOR-related investments or investments in issuers that utilize LIBOR, increased difficulty in borrowing or refinancing and reduced effectiveness of hedging strategies, adversely affecting the Company’s performance or NAV. In addition, any alternative reference rate may be a less effective substitute resulting in prolonged adverse market conditions for the Company. Since the usefulness of LIBOR as a benchmark could deteriorate during the transition period, these effects could occur prior to the cessation of LIBOR publications.

We hold our cash and cash equivalents that we use to meet our working capital needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

We hold our cash and cash equivalents that we use to meet our working capital needs in deposit accounts at multiple financial institutions. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) standard deposit insurance limit or similar government guarantee schemes. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our obligations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

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

Redwood Enhanced Income Corp.

Date: November 13, 2023	By:	/s/ Ruben Kliksberg
	Name:	Ruben Kliksberg
	Title:	Co-President

Date: November 13, 2023	By:	/s/ Sean Sauler
	Name:	Sean Sauler
	Title:	Co-President

Date: November 13, 2023	By:	/s/ Toni Healey
	Name:	Toni Healey
	Title:	Chief Financial Officer