Form 10-K
period 2023-12-31
Redwood Enhanced Income Corp.
filed 2024-03-18
CIK 1870267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2023

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

As of December 31, 2023, there was no established public market for the Registrant’s shares of common stock.

The number of the Registrant’s shares of common stock outstanding on March 18, 2024 was 16,507,490.

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

FORWARD-LOOKING STATEMENTS

The information contained in this Report should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Some of the statements in this Report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of the Company. The forward-looking statements contained in this Report involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of global health crises, on our or our portfolio companies’ business and the U.S. and global economy;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our financing resources and working capital;

•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the timing, form and amount of any dividend distributions;

●	our ability to maintain our qualification as a registered investment company (“RIC”) and as a business development company (“BDC”);

●	our business prospects and the prospects of our prospective portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the war between Russia and Ukraine or the war between Israel and Hamas; and

●	the elevating levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest.

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

PART I

ITEM 1. BUSINESS.

Redwood Enhanced Income Corp.

Redwood Enhanced Income Corp. (the “Company,” “we” or “our”), a Maryland corporation incorporated on June 21, 2021, is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its tax year ended December 31, 2022. As of March 18, 2024, the Company has received aggregate Capital Commitments (as defined below) of $316 million.

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

The Company’s board of directors (“Board of Directors”) may contemplate a Liquidity Event (as defined below) for investors on or before the 7-year anniversary of the Company’s initial closing, subject to each individual investor’s decision to participate. Such 7-year period may be extended by the Board of Directors, in its sole discretion, for up to two additional one-year periods. If the Company does not complete a Liquidity Event in the required timeline, the Board of Directors will use its commercially reasonable efforts to wind-down or liquidate and dissolve the Company.

The Adviser and Administrator

The Company’s investment activities are managed by the Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) entered into between the Company and the Adviser. Under the Investment Advisory Agreement, the Adviser is responsible for (1) determining the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes; (2) identifying, evaluating and negotiating the structure of the investments the Company makes; (3) executing, closing, servicing and monitoring the investments the Company makes; (4) determining the securities and other assets that the Company purchases, retains or sells; (5) performing due diligence on prospective portfolio companies and their sponsors; and (6) providing the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its assets. Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a base management fee and an incentive fee for its services. See “Investment Advisory Agreement— Investment Advisory Fees.”

The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). As of December 31, 2023, the Adviser had approximately $8.6 billion (including $1 billion uncalled capital) in assets under management.

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

As a BDC, the Company may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without the prior approval of its directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser) (such directors, “Independent Directors”), and, in some cases, the prior approval of the SEC. On April 1, 2022, the SEC granted to the Adviser and the Company exemptive relief on which we rely to co-invest with other funds managed by the Adviser in a manner consistent with our investment, objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

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

About Redwood Capital Management, LLC

Redwood Capital Management, LLC is an investment management firm focused on investing in credit and other opportunities in stressed and distressed companies. The Adviser was founded in 2000, and is wholly owned by Redwood Capital Management Holdings, LP, a Delaware limited partnership. An entity controlled by Ruben Kliksberg, the Chief Executive Officer and Chief Investment Officer of the Adviser, serves as the general partner of Redwood Capital Management Holdings, LP. Entities controlled by Mr. Kliksberg are the principal owners of the Adviser and its affiliates (collectively “Redwood”), and accordingly, Mr. Kliksberg has ultimate decision-making authority with respect to the Adviser. The Adviser has been registered with the SEC since March 2012, and has its principal place of business at 250 West 55th Street, 26th Floor, New York, NY 10019.

Sean Sauler is the Deputy-CEO and Co-Chief Investment Officer of the Adviser.

Mr. Kliksberg and Mr. Sauler serve as the Company’s Co-Chairmen, Co-Presidents and Co-Portfolio Managers. They have worked at the Adviser for 18 years and 17 years, respectively.

Through its various privately offered investment vehicles, the Adviser focuses on opportunistic credit and other special situation investments across a broad range of industries and geographies. In addition to Mr. Kliksberg and Mr. Sauler, the Adviser’s investment team consists of 11 investment analysts responsible for researching, performing diligence, structuring, sourcing and negotiating investments across the credit spectrum. Each investment analyst focuses on multiple assigned industries and actively follows an extensive list of companies. As a result, the Adviser is able to respond quickly and engage with companies and sponsors across different geographies, issuer sizes and industries. The investment team also consists of two traders that focus on secondary market trading activity. These traders are responsible for screening and sourcing investment opportunities in the secondary market.

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

Macroeconomic Factors.

The Adviser believes that macroeconomic volatility often drives dislocations throughout global financial markets. This volatility includes sovereign debt crises, political elections and other unexpected geopolitical events such as the Russia-Ukraine war and Hamas-Israel war. These factors drive highly correlated “risk on” and “risk off” market swings and frequently result in the indiscriminate selling or buying of securities and obligations at prices that the Adviser believes are inconsistent with their intrinsic values. The Adviser has a long track record of investing during periods of macroeconomic stress. Furthermore, the Adviser believes that there are lingering effects from the COVID-19 pandemic on many companies, especially those with significant leverage, which can yield attractive opportunities.

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

Investment Advisory Agreement

The Company has entered into the Investment Advisory Agreement with the Adviser under which the Adviser, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, the Company. Under the terms of the Investment Advisory Agreement, the Adviser will continue to:

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

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar services without the prior approval of the Company’s stockholders or the Board of Directors to other entities so long as the Adviser’s services to the Company are not impaired. The Board of Directors monitors for any potential conflicts that may arise upon such a development.

Investment Advisory Fees

For providing the services described above, the Adviser receives a fee from the Company consisting of two components—a base management fee and an incentive fee.

Base Management Fee

The Base Management Fee is calculated at a quarterly rate equal to 0.375% (i.e., 1.50% annually) of the Company’s Weighted Average Net Asset Value for the quarter; provided that the quarterly base management fee will be decreased to 0.25% (i.e., 1.00% annually) of the value of the Company’s Weighted Average Net Asset Value during any extension of the period in which the Company may complete a listing of shares of the Company’s common stock on a national securities exchange or a merger or other transaction in which investors receive cash or shares of a publicly-listed issuer (a “Liquidity Event”). “Weighted Average Net Asset Value” means, at the time of any calculation, the weighted average shares outstanding multiplied by the average of the beginning net asset value per share and ending net asset value per share (prior to management and incentive fees) of a period of time.

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

Under U.S. generally accepted accounting principles (“GAAP”), the Company is required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, the Company considers the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation will not be permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 15% of such amount, less the aggregate amount of actual capital gains related incentive fees paid or accrued in all prior years. If such amount is negative, then there is either no accrual for such year or a reduction in prior accruals for changes in net unrealized capital appreciation and depreciation. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

Incentive fee         = 100% x “catch up” + the greater of 0% AND (15% × (Pre-Incentive Fee Net Investment Income – 1.76%))

= 100% x (1.76% – 1.50%) + 15% x (2.2375% – 1.76%)

= 100% x (0.26%) + (15% x 0.4775%)

= 0.26% + 0.071625%

= 0.331625%

Alternative 3:

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.75%

Pre-Incentive Fee Net Investment Income

(investment income – (base management fee + other expenses)) = 3.2375%

Incentive fee         = 100% x “catch up” + the greater of 0% AND (15% × (Pre-Incentive Fee Net Investment Income – 1.76%))

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

P
•

Pursuant to Rule 13a-15 under the Exchange Act, beginning with the Company’s fiscal year ended December 31, 2023, Company management must prepare an annual report regarding its assessment of the Company’s internal control over financial reporting; and

•

Pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, the Company’s periodic reports must disclose whether there were significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

The Sarbanes-Oxley Act requires the Company to review its policies and procedures to determine whether the Company complies with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Company will monitor its compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to comply with the Sarbanes-Oxley Act in the future.

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to the Company, to its qualification and taxation as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and to the acquisition, ownership, and disposition of shares of the Company’s common stock. This summary applies only to beneficial owners that acquire shares of the Company’s common stock in this initial offering at the offering price. This discussion does not purport to be a complete description of all of the tax considerations applicable to the Company or its stockholders. In particular, this discussion does not address certain considerations that may be relevant to certain types of stockholders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, stockholders that are treated as partnerships for U.S. federal income tax purposes, dealers in securities, traders in securities that elect to use a mark-to-market method of accounting for securities holdings, pension plans and trusts, financial institutions, real estate investment trusts, other RICs, tax exempt organizations, banks and other financial institutions, U.S. stockholders whose functional currency is not the U.S. dollar, non-U.S. stockholders (as defined below) engaged in a trade or business in the United States or entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as residents of the United States, “controlled foreign corporations,” “passive foreign investment companies,” and persons that will hold the Company’s common stock as a position in a “straddle,” “hedge,” or as part of a “constructive sale” for U.S. federal income tax purposes or to the owners or partners of a stockholder. This summary is limited to stockholders that hold the Company’s common stock as capital assets (within the meaning of the Code) and does not address owners of a stockholder. This discussion is based upon the Code, its legislative history, existing and proposed U.S. Treasury regulations, and published rulings and court decisions, each as of the date of this Report and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. The Company has not sought, and will not seek, any ruling from the U.S. Internal Revenue Service (the “IRS”) regarding any matter discussed herein, and this discussion is not binding on the IRS. Accordingly, there can be no assurance that the IRS would not assert, and that a court would not sustain, a position contrary to any of the tax consequences discussed herein. This discussion does not discuss any aspects of U.S. estate or gift tax or non-U.S., state or local tax laws nor does it discuss the special treatment under U.S. federal income tax laws that could result if the Company invests in tax-exempt securities or certain other investment assets. For purposes of this discussion, a “U.S. stockholder” generally is a beneficial owner of the Company’s common stock that is for U.S. federal income tax purposes:

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

Election to be Taxed as a RIC

The Company has elected to be treated and intends to operate in a manner so as to continuously qualify annually thereafter as a RIC under Subchapter M of the Code. As a RIC, the Company generally does not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company timely distributes (or is deemed to timely distribute) to its stockholders as dividends. Instead, dividends the Company distributes (or is deemed to timely distribute) generally will be taxable to stockholders, and any net operating losses, foreign tax credits and most other tax attributes generally will not pass through to stockholders. The Company is subject to U.S. federal corporate level income tax on any undistributed income and gains. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, the Company must distribute to its stockholders, for each taxable year, at least 90% of its investment company taxable income (which generally is the

Company’s net ordinary taxable income and realized net short term capital gains in excess of realized net long term capital losses, determined without regard to the dividends paid deduction) (the “Annual Distribution Requirement”) for any taxable year. The following discussion assumes that the Company qualifies as a RIC.

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

If the Company fails to distribute in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of its capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (to the extent that no federal income tax was paid on such amounts) less certain over-distributions in prior years (together, the “Excise Tax Distribution Requirements”), the Company will be subject to a 4% nondeductible federal excise tax on the portion of the undistributed amounts of that income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the taxable year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company currently intends to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.

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

The Company may have investments that require income to be included in investment company taxable income in a year prior to the year in which the Company actually receives a corresponding amount of cash in respect of that income. For example, if the Company holds corporate stock with respect to which Section 305 of the Code requires inclusion in income of amounts of deemed dividends even if no cash distribution is made, the Company must include in its taxable income in each year the full amount of its applicable share of the Company’s allocable share of these deemed dividends. Additionally, if the Company holds debt obligations that are treated under applicable U.S. federal income tax rules as having original issue discount (“OID”) (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), the Company must include in its taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether the Company receives cash representing that income in the same taxable year. The Company may also have to include in its taxable income other amounts that the Company has not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation, such as warrants or stock.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If the Company’s deductible expenses in a given year exceed its investment company taxable income, the Company will have a net operating loss for that year. A RIC is not able to offset its investment taxable income with net operating losses on either a carryforward or carryback basis, and net operating losses generally will not pass through to stockholders. In addition, expenses may be used only to offset investment company taxable income, and may not be used to offset net capital gain. A RIC may not use any net capital losses (i.e., realized capital losses in excess of realized capital gains) to offset its investment company taxable income, but may carry forward those losses, and use them to offset future capital gains to the extent permitted by the code, indefinitely. Further, a RIC’s deduction of net business interest expense is limited to 30% of its “adjusted taxable income” plus “floor plan financing interest expense.” It is not expected that any portion of any underwriting or similar fee will be deductible for U.S. federal income tax purposes to the Company or the stockholders. Due to these limits on the deductibility of expenses, net capital losses and business interest expenses, the Company may, for U.S. federal income tax purposes, have aggregate taxable income for several years that the Company is required to distribute and that is taxable to stockholders even if this income is greater than the aggregate net income the Company actually earned during those years.

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

The Company does not expect to be treated as a “publicly offered regulated investment company.” Unless and until the Company is treated as a “publicly offered regulated investment company” as a result of (1) the Company’s shares collectively being held by at least 500 persons at all times during a taxable year, (2) the Company’s shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act of 1933 (the “Securities Act”)) or (3) the Company’s shares being regularly traded on an established securities market, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Company in the amount of that U.S. stockholder’s allocable share of the management and incentive fees paid to the Adviser and certain of the Company’s other expenses for the calendar year, a non-corporate U.S. stockholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by the U.S. stockholder (and beginning in 2026, will be deductible to the U.S. stockholder only to the extent they exceed 2% of the U.S. stockholder’s adjusted gross income, and will not be deductible for alternative minimum tax purposes). In addition, if the Company is not treated as a “publicly offered regulated investment company,” the Company will not be able to deduct certain “preferential dividends.” U.S. stockholders should consult their own tax advisor as to the deductibility of any management and incentive fees allocated to the U.S. stockholder.

Failure to Qualify as a RIC

If the Company, otherwise qualifying as a RIC, fails to satisfy the 90% Gross Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, the Company may continue to be taxed as a RIC for the relevant taxable year if certain relief provisions of the Code apply (which might, among other things, require the Company to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). No assurance can be given that any such relief provisions would apply should the Company fail the 90% Gross Income Test or the Diversification Tests. If the Company fails to qualify as a RIC for more than two consecutive taxable years and then seeks to re-qualify as a RIC, the Company would generally be required to recognize gain to the extent of any unrealized appreciation in its assets unless the Company elects to pay U.S. corporate income tax on any of that unrealized appreciation during the succeeding 5-year period.

If the Company fails to qualify for treatment as a RIC in any taxable year and is not eligible for the relief provisions, the Company would be subject to U.S. federal income tax on all of its taxable income at the regular corporate U.S. federal income tax rate, and would be subject to any applicable state and local taxes, regardless of whether the Company makes any distributions to the holders of its common stock. Additionally, the Company would not be able to deduct distributions to its stockholders, nor would distributions to the holders of the Company’s common stock be required to be made for U.S. federal income tax purposes. Any distributions the Company makes generally would be taxable to stockholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the current maximum rate applicable to qualifying dividend income of individuals and other non-corporate U.S. stockholders, to the extent of the Company’s current or accumulated earnings and profits. Subject to certain limitations under the Code, certain U.S. shareholders of the Company’s common stock that are corporations for U.S. federal income tax purposes would be eligible for the dividends-received deduction. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis in its shares of the Company’s common stock, and any remaining distributions would be treated as capital gain.

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

If the Company purchases shares in a “passive foreign investment company,” or PFIC, the Company may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, the shares even if the Company distributes the income as a taxable dividend to the holders of its common stock. Additional charges in the nature of interest generally will be imposed on the Company in respect of deferred taxes arising from any such excess distribution or gain. If the Company invests in a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, the Company will be required to include in gross income each year a portion of the ordinary earnings and net capital gain of the QEF, even if that income is not distributed by the QEF. Any inclusions in the Company’s gross income resulting from the QEF election will be considered qualifying income for purposes of the 90% Gross Income Test. Alternatively, the Company may elect to mark-to-market at the end of each taxable year its shares in such PFIC, in which case, the Company will recognize as ordinary income any increase in the value of the shares, and as ordinary loss any decrease in the value to the extent it does not exceed prior increases included in its income. The Company’s ability to make either election will depend on factors beyond the Company’s control and is subject to restrictions which may limit the availability of the benefit of these elections. Under either election, the Company may be required to recognize in any year income in excess of its distributions from PFICs and its proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether the Company satisfies the Excise Tax Distribution Requirements.

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

Certain distributions reported by the Company as Section 163(j) interest dividends may be treated as interest income by U.S. stockholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by a U.S. stockholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that the Company is eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of the Company’s business interest income over the sum of the Company’s (i) business interest expense and (ii) other deductions properly allocable to the Company’s business interest income.

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

Actual or deemed distributions of the Company’s net capital gain to a non-U.S. stockholder, and gains recognized by a non-U.S. stockholder upon the sale of the Company’s common stock, will not be subject to withholding of U.S. federal income tax and generally will not be subject to U.S. federal income tax unless (a) the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. stockholder in the United States or (b) the non-U.S. stockholder is an individual, has been present in the United States for 183 days or more during the taxable year, and certain other conditions are satisfied. For a corporate non-U.S. stockholder, distributions (both actual and deemed), and gains recognized upon the sale of the Company’s common stock that are effectively connected with a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” (unless lowered or eliminated by an applicable income tax treaty). Non-U.S. stockholders of the Company’s common stock are encouraged to consult their own advisor as to the applicability of an income tax treaty in their individual circumstances.

In general, no U.S. withholding taxes will be imposed on dividends paid by RICs to non-U.S. stockholders to the extent the dividends are designated as “interest related dividends” or “short term capital gain dividends.” Under this exemption, interest related dividends and short-term capital gain dividends generally represent distributions of U.S.-source interest income or short term capital gain that would not have been subject to U.S. withholding tax at the source had they been received directly by a non-U.S. stockholder, and that satisfy certain other requirements. No assurance can be given that the Company will distribute any interest related dividends or short term capital gain dividends.

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

Available Information

The Company will furnish its stockholders with annual reports containing audited financial statements, quarterly reports and such other periodic reports as the Company determines to be appropriate or as may be required by law. The Company is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Stockholders and the public may also read and copy any materials the Company files with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS.

Investing in the Company’s common stock involves a number of significant risks. Before you invest in the Company’s common stock, you should be aware of various risks, including those described below, together with all of the other information included in this Annual Report, including our financial statements and the related notes thereto. The risks set out below are not the only risks the Company faces. Additional risks and uncertainties not presently known to the Company or not presently deemed material by it may also impair its operations and performance. If any of the following events occur, the Company’s business, financial condition and results of operations could be materially and adversely affected. In such case, the Company’s net asset value could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in the Company as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to those of the Company.

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

An economic recession or downturn could impair our portfolio companies and harm our operating results.

•	The Company is a new company with no operating history and the Adviser has no prior experience advising a BDC.

•	The Company can provide no assurance that it will be able to replicate the historical results achieved by other entities managed or sponsored by the Adviser or its affiliates.

•	Events outside of the Company’s control, including public health crises, could negatively affect its portfolio companies, Adviser and the results of our operations.

• •

The ongoing Russia-Ukraine and Hamas-Israel conflicts have caused political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our portfolio companies.

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

Periods of market volatility remain and may continue to occur in the future, in response to various political, social, and economic events both within and outside the United States. These conditions have resulted in, and in many cases continue to result in, greater price volatility, less liquidity, widening credit spreads and a lack of price transparency, with many securities remaining illiquid and of uncertain value. Such market conditions may adversely affect the Company, including by making valuation of some of the Company’s securities uncertain and/or result in sudden and significant valuation increases or declines in the Company’s holdings. If there is a significant decline in the value of the Company’s portfolio, this may impact the asset coverage levels for the Company’s outstanding leverage.

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

Wars, military conflicts, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters, terrorist attacks in the United States and around the world, social and political discord, debt crises, sovereign debt downgrades, increasingly strained relations between the United States and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the United States government, government shutdowns, among others, may result in market volatility, may have long term effects on the United States and worldwide financial markets, and may cause further economic uncertainties in the United States and worldwide. In particular, the consequences of the Russia-Ukraine and Hamas-Israel conflicts, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the United States or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited “cold” wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company’s returns and net asset value. Such consequences may also increase our funding cost or limit our access to the capital markets.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised certain benchmark interest rates in an effort to combat inflation. See “Investment Risks—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

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

In addition, the 1940 Act and the Code impose numerous constraints on the operations of the Company as a BDC and RIC that do not apply to other investment vehicles managed by the Adviser or its affiliates. See “Business—Regulation as a Business Development Company” and “Business—Material U.S. Federal Income Tax Considerations.” Neither the Company nor the Adviser has any experience operating under these constraints, which may hinder the Company’s ability to take advantage of attractive investment opportunities and to achieve its investment objective. Any failure of the Adviser to operate the Company within the constraints imposed by the 1940 Act or the Code could subject the Company to enforcement action by the SEC, cause the Company to fail to satisfy the requirements associated with RIC status or otherwise have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, if the Company does not maintain its status as a BDC, the Company would be subject to regulation as a closed-end investment company under the 1940 Act. As a registered closed-end investment company, the Company would be subject to substantially more regulatory restrictions under the 1940 Act which would decrease its operating flexibility.

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

Events outside of the Company’s control, including public health crises, could negatively affect its portfolio companies, Adviser and the results of our operations.

Periods of market volatility could occur in response to pandemics or other events outside of the Company’s or the Adviser’s control. The Company, the Adviser, and the portfolio companies in which the Company invests could be affected by force majeure events (such as natural disasters, outbreaks of an infectious disease, pandemics or any other serious public health concern, war, terrorism, labor strikes, government shutdowns, major plant breakdowns, ransomware attacks, government macroeconomic policies and social instability). Some force majeure events could adversely affect the ability of a party (including the Company, the Adviser, a portfolio company or a counterparty to the Company, the Adviser or a portfolio company) to perform its obligations. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or the Company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It is not possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property.

In addition, certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to us, including if the investment in such portfolio companies is canceled, unwound or acquired (which could result in inadequate compensation). Any of the foregoing could therefore adversely affect the performance of us and our investments.

The ongoing conflicts in Ukraine and the Middle East have caused political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our portfolio companies.

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

In addition, the ongoing conflict involving Israel and Hamas may also cause additional inflation, disrupt supply chain and potentially destabilize the Middle East region. These ongoing conflicts may also disrupt local, regional, national, and global markets and economies affected by the sanctions, and it is not possible to predict how long. It is also not possible to predict with certainty these ongoing conflict’s additional adverse effects on existing macroeconomic conditions, currency exchange rates, and financial markets, all of which may affect our business operations or the business operations of our portfolio companies.

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

The Company, and the portfolio companies in which we invest, are subject to laws and regulations which could change from time to time.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such company’s ability to meet its obligations under the debt securities that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio investment. In addition, the Company, together with other funds managed by the Adviser and its affiliates, could be expected to take over a portfolio company if the portfolio company defaults on its loans. Depending on factors such as the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time. In such circumstances, the Company and the other funds would likely seek to enforce their rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, the Company and the other funds and their investors are subject to different risks than they are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time pending the sale of collateral, can distract senior personnel of the Adviser and its affiliates from their normal business. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that the Company’s investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, and/or environmental liabilities.

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

The transition away from LIBOR may lead to (i) increased volatility and illiquidity in markets that are tied to LIBOR, (ii) reduced values, inaccurate valuations, and miscalculations, of payment amounts for LIBOR-related investments or investments in issuers that utilize LIBOR, (iii) increased difficulty in borrowing or refinancing and  (iv) reduced effectiveness of hedging strategies, adversely affecting the Company’s performance and NAV. In addition, any alternative reference rate may be a less effective substitute resulting in prolonged adverse market conditions for the Company. Since the usefulness of LIBOR as a benchmark could deteriorate during the transition period, these effects could occur prior to the cessation of LIBOR publications.

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

For example, on March 10, 2023, Silicon Valley Bank (“SVB”), and on March 12, 2023, Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led, and may in the future lead, to market-wide liquidity problems, which could adversely affect our, the Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

We also maintain investment accounts with other financial institutions in which we hold our investments and, if access to the funds we use for working capital is impaired, we may not be able to sell investments or transfer funds from our investment accounts to new accounts on a timely basis sufficient to meet our working capital needs.

Although the Company and the Adviser assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, the Adviser or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, the Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

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

The Company could be subject to risks to the extent we invest in non-U.S. companies.

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

The Company could be subject to risks if we engage in hedging transactions.

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

The Company may be adversely affected if we are deemed to be part of a “controlled group” under ERISA.

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

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies.

The operations of us, any third-party service provider to us and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks. An adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies, or a cyber incident, may be an intentional attack or an unintentional event and could involve gaining unauthorized access to the Company’s or our portfolio companies’ information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). In addition, cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to information systems of ours and our portfolio companies. Although we take protective measures, these measures, as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that the financial results, operations or confidential information of ours or our portfolio companies will not be negatively impacted by any such incident. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours and our portfolio companies. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us or our portfolio companies will be effective. Network, system, application and data breaches as a result of cybersecurity risks or cyber incidents could result in operational disruptions or information misappropriation that could have a material adverse effect on the business, results of operations and financial condition of us and of our portfolio companies. See “Item 1C. Cybersecurity” for more information on our cybersecurity program.

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology pose risks to us and our portfolio companies. The Company and our portfolio companies could be exposed to the risks of machine learning technology if third-party service providers or any counterparties use machine learning technology in their business activities. The Company and the Adviser are not in a position to control the use of machine learning technology in third-party products or services. The use of machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party machine learning technology applications and users. machine learning technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine learning technology is generally highly reliant on the collection and analysis of large amounts of data and it is not possible or practicable to incorporate all relevant data into the model that machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of machine learning technology. To the extent we or our portfolio companies are exposed to the risks of machine learning technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies.

Offering/Common Stock Risks

There are restrictions on the ability of holders of the Company’s common stock to transfer shares.

An investor may not transfer its Capital Commitment without the express written consent of the Company, which may be granted or withheld in the sole discretion of the Company. Prior to a Listing, transfers of shares of the Company’s common stock may be made (i) only in transactions exempt from, or not subject to, the registration requirements of the Securities Act and (ii) upon receipt of approval of such transfer by the Company. The limited transferability of the common stock could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for shares of the Company’s common stock or otherwise be in the best interest of its stockholders..

In addition, following a Listing of the Company’s common stock, holders of common stock issued in this offering are subject to lock-up restrictions pursuant to which they will be prohibited from offering, selling or otherwise transferring or disposing of shares of the Company’s common stock for a minimum of 180 days following completion of a Listing. The specific terms of this restriction and any other limitations on the sale of the Company’s common stock in connection with or following a Listing will be agreed in advance between the Board of Directors and the Adviser, acting on behalf of the Company’s stockholders, and the underwriters of the IPO or other similar institutions acting on the Company’s behalf in connection with a listing on a national securities exchange.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Advisor and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program documented through a Written Information Security Plan designed to identify, assess, and mitigate cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Adviser to engage external experts, including a third-party cybersecurity consultant to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of the personnel of the Adviser and the Adviser’s cybersecurity consultant when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board of Directors provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board of Directors receives periodic updates from the Company’s Chief Compliance Officer regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s Chief Compliance Officer, is responsible for assessing and managing material risks from cybersecurity threats. Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to a Listing, if any, common stock of the Company may be offered and sold (i) in the United States to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act, or (ii) outside the United States in accordance with Regulation S under the Securities Act and other similar exemptions under the laws of the states and jurisdictions where the offering will be made. See “Recent Sales of Unregistered Securities” below for more information. As of March 18, 2024, there is no public market for our common stock.

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

Holders

As of March 18, 2024, there were 15 holders of record of our common stock.

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

Stockholders who receive dividends and other distributions in the form of stock are generally subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. However, since a participating stockholder’s cash dividends will be reinvested in stock, such stockholder will not receive cash with which to pay applicable taxes on reinvested dividends. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or other distribution from the Company will be equal to the total dollar amount of the distribution payable to the stockholder. Any stock received in a dividend or other distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

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

Recent Sales of Unregistered Securities

The Company has entered into subscription agreements with several investors providing for the private placement of its common stock. Pursuant to such subscription agreements for the year ended December 31, 2023:

●	On February 6, 2023, the Company delivered a drawdown notice to investors relating to the issuance of shares of its common stock with an aggregate purchase price of $34.8 million and, on April 28, 2023, issued and sold 2,475,783 shares in connection with such drawdown.
●	On April 21, 2023, the Company delivered a drawdown notice to investors relating to the issuance of shares of its common stock with an aggregate purchase price of $20.8 million and, on April 28, 2023, issued and sold 1,516,047 shares in connection with such drawdown.
●	On November 22, 2023, the Company delivered a drawdown notice to investors relating to the issuance of shares of its common stock with an aggregate purchase price of $23.7 million and, on December 1, 2023, issued and sold 1,785,983 shares in connection with such drawdown.

On March 9, 2022, the Adviser purchased 3,333.33 shares of common stock of the Company for an initial capital contribution of $50,000 on March 9, 2022 in reliance upon Section 4(a)(2) of the Securities Act.

The Company has entered into subscription agreements with several investors providing for the private placement of its common stock. Pursuant to such subscription agreements for the year ended December 31, 2022:

●	On April 1, 2022, the Company delivered a drawdown notice to investors relating to the issuance of shares of its common stock with an aggregate purchase price of $20.8 million and, on April 8, 2022, issued and sold 3,880,000 shares in connection with such drawdown;
●	On April 29, 2022, the Company delivered a drawdown notice to investors relating to the issuance of shares of its common stock with an aggregate purchase price of $14.6 million and, on May 6, 2022, issued and sold 970,000 in connection with such drawdown;
●	On June 15, 2022, the Company delivered a capital drawdown notice to its shareholders relating to the issuance of shares of its common stock for an aggregate amount of $21.8 million and, on June 22, 2022, issued and sold 1,455,000 shares in connection with such drawdown;
●	On August 3, 2022, the Company delivered capital drawdown notices to its shareholders relating to the issuance of shares of its common stock for an aggregate amount of $30.0 million and, on August 10, 2022, issued and sold 1,996,008 shares in connection with such drawdowns; and

●	On October 11, 2022, the Company delivered capital drawdown notices to investors relating to the issuance of shares of its common stock for an aggregate amount of $25.3 million and, on October 17, 2022, issued and sold 1,812,186 shares in connection with such drawdown.

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

Item 6. [Reserved]

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “eligible assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2023 and December 31, 2022, 77.3% and 73.2%, respectively, of our total assets were invested in eligible assets.

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

Organization costs consist of, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of this Report and other offering documents. As of December 31, 2023 and December 31, 2022, the Adviser incurred approximately zero and $0.7 million, respectively, of organizational costs on behalf of the Company.

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

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant.

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

If the Company fails to satisfy the Excise Tax Distribution Requirements, the Company will be liable for a 4% nondeductible federal excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company currently intends to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.

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

Portfolio and investment activity

At December 31, 2023, our investment portfolio of $359.1 million (at fair value) consisted of 36 portfolio companies and was invested 72.7% in first lien term loans, 25.8% in corporate bonds, 1.0% in equity and 0.5% in second lien term loans. At December 31, 2022, our investment portfolio of $272.7 million (at fair value) consisted of 29 portfolio companies and was invested 75.9% in first lien term loans and 24.1% in corporate bonds. At December 31, 2023 and December 31, 2022 our average portfolio company investment at fair value were approximately $10.0 million and $9.4 million, respectively. At December 31, 2023 and December 31, 2022 our largest portfolio company investment by value were approximately 6.4% and 5.7% of our portfolio, respectively and our five largest portfolio company investments by value comprised approximately 28.4% and 25.8% of our portfolio, respectively.

The industry composition of our portfolio at fair value as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Beverage, Food & Tobacco	1.7%	3.3%
Capital Equipment	—	1.4
Chemicals, Plastics, & Rubber	7.6	1.9
Construction & Building	7.1	8.6
Consumer Goods: Durable	4.4	7.7
Consumer Goods: Non-Durable	3.9	8.3
Environmental Industries	6.8	4.8
FIRE: Insurance	5.7	—
FIRE: Real Estate	5.6	5.7
Healthcare & Pharmaceuticals	7.7	12.3
Hotel, Gaming & Leisure	4.0	—
Metals & Mining	3.4	—
Retail	7.7	12.3
Services: Business	8.5	7.6
Services: Consumer	6.7	8.4
Software	4.9	8.2
Technology Enabled Services	7.9	2.2
Transportation: Consumer	4.8	4.6
Wholesale	1.6	2.7
	100.0%	100.0%

The weighted average effective yield of our debt and total portfolio were 13.5% and 14.0% at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023 and December 31, 2022, 76.8% and 81.2%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate, and 22.3% and 18.8%, respectively, of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 79.3% and 90.0% at December 31, 2023 and December 31, 2022, respectively. As of both December 31, 2023 and December 31, 2022, zero debt investments in the portfolio were on non-accrual status.

Results of operations

Investment income

Total investment income for the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022 were $46.9 million and $15.1 million, respectively, mainly comprised of $45.3 million and $14.7 million, respectively, in cash interest income. Interest income was attributable to interest and fees on our debt investments. The increase in investment income for the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022 reflects the significant increase in portfolio size as the Company continues to ramp up.

Expenses

Total operating expenses for the year ended December 31, 2023 was $19.9 million, comprised of $13.6 million in interest and other debt expenses, $2.8 million in management fees, $2.1 million in incentive fees, $0.6 million in professional fees and $0.8 million in all other expenses, respectively. The Adviser reimbursed expenses of $0.6 million which were in excess of the annualized expense cap.

Total operating expenses for the period from March 14, 2022 (inception) through December 31, 2022 was $6.7 million, comprised of $3.7 million in interest and other debt expenses, $1.1 million in management fees, $0.7 million in organization expenses, $0.5 million in professional fees and $0.7 million in all other expenses, respectively. The Adviser reimbursed expenses of $0.3 million which were in excess of the annualized expense cap and paid all of the $0.7 million of organization expenses.

Net investment income

For the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, net investment income were $27.6 million and $9.5 million, respectively.

Net realized and unrealized gain or loss

For the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, net realized gain were ($8.4) million and $0.6 million, respectively.

For the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the change in net unrealized depreciation on investments were ($3.0) million and ($14.8) million, respectively.

Incentive compensation

For the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the Company incurred $2.1 million and zero, respectively, in incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the Company incurred $0 and $11 excise tax, respectively.

Net increase in net assets resulting from operations

For the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the net change in net assets applicable to common shareholders resulting from operations were $16.0 million and ($4.4) million, respectively.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022:

	For the Year Ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Shares Issued	6,080,118	10,221,321
Average Price Per Share	$13.70	$14.81
Proceeds	$83,305,874	$151,363,368

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

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets less liabilities and indebtedness not represented by senior securities to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company’s sole initial shareholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result, under current law, the Company is permitted as a BDC to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (a two-to-one debt-to-equity ratio). As of December 31, 2023 and December 31, 2022, the Company’s asset coverage ratio were 243.9% and 213.7%, respectively.

Net cash used in operating activities during the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022 were $85.2 million and $262.5 million, respectively, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $91.8 million and $284.4 million, respectively, and net investment income (net of non-cash income and expenses) of approximately $27.6 million and $9.5 million, respectively.

Net cash provided by financing activities during year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022 were $82.9 million and $265.8 million, respectively, consisting primarily of $79.2 million and $151.4 million, respectively, from the issuance of common shares and $21.6 million and $121.7 million, respectively, from net amounts drawn on the Credit Agreement.

At December 31, 2023 and December 31, 2022, we had $0.8 million and $2.5 million, respectively, in cash and cash equivalents, and $0.2 million and $0.8 million, respectively, in restricted cash.

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

If any of the Company’s contractual obligations discussed above are terminated, the costs under any new agreements may increase. In addition, the Company will likely incur significant time and expense in locating alternative parties to provide the services that the Company expects to receive under the Investment Advisory Agreement and the Administration Agreement. Any new investment advisory agreement would also be subject to approval by the Company’s shareholders.

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

Distributions to shareholders for the year ended December 31, 2023 totaled $29.2 million ($1.96 per share). Distributions to shareholders for the period from March 14, 2022 (inception) through December 31, 2022 totaled $9.3 million ($0.98 per share).

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

The Company committed to various new investments and funded existing committed delayed draw and revolver facilities with an aggregate par value of $80.5 million and received paydowns or disposed of existing investments with an aggregate par value of $58 million.

On January 17, 2024, the Company signed an Incremental Commitment Agreement (the “Incremental Agreement”), which supplements the Senior Secured Revolving Credit Agreement, dated as of April 6, 2022 (as amended, restated, supplemented and otherwise modified to date, including by the Incremental Agreement, the “Credit Agreement”), among the Company, as borrower, ING Capital LLC (“ING”), as administrative agent and the Lenders Party Thereto. Pursuant to the Incremental Agreement, among other changes, the total commitments under the Credit Agreement increased from $250,000 to $255,000.

On March 14, 2024, the Company’s Board of Directors declared a base distribution of $0.38 per share, payable on April 26, 2024 to stockholders of record as of March 31, 2024. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to a potential economic downturn or recession, the economic effects of the Russia-Ukraine and Hamas-Israel conflicts have introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning a potential economic downturn or recession, the Russia-Ukraine and Hamas-Israel conflicts and their potential impact on our business and our operating results, see “Risk Factors.”

Investment valuation risk

Because there is not a readily available market value for certain of the investments in our portfolio, we value such of our portfolio investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of our Board of Directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our Board of Directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” as well as Notes 2 and 3 to our financial statements from December 31, 2023 and March 14, 2022 (inception) through December 31, 2022 for more information relating to our investment valuation.

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

At December 31, 2023 and December 31, 2022, 76.8% and 81.2%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, PRIME or the EURIBOR Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At December 31, 2023 and December 31, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 79.3% and 90.0%, respectively. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Based on our Statement of Assets and Liabilities as of December 31, 2023, the following table shows the annual impact on net investment income (excluding the related management fees and incentive fee impact) of base rate changes in interest rates (considering that interest rate floors for variable rate instruments and that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change (1)	Net Investment Income (Loss)	Net Investment Income (Loss) Per Share
Up 300 basis points	$5,553	$0.34
Up 200 basis points	3,681	0.23
Up 100 basis points	1,809	0.11
Down 100 basis points	(1,936)	(0.12)
Down 200 basis points	(3,808)	(0.23)
Down 300 basis points	(5,680)	(0.35)

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Redwood Enhanced Income Corp.

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Redwood Enhanced Income Corp. (the “Company”) as of December 31, 2023 and December 31, 2022, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

New York, New York

March 18, 2024

Redwood Enhanced Income Corp.

Statements of Assets and Liabilities

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Non-controlled/non-affiliated investments, at fair value (1)	$331,288	$272,731
Non-controlled/affiliated investments, at fair value (2)	27,834	—
Cash and cash equivalents	778	2,536
Restricted cash	224	757
Derivatives, at fair value	271	375
Interest and other receivables	7,198	3,592
Deferred debt issuance costs	1,206	2,092
Prepaid expenses and other assets	70	317
Total assets	$368,869	$282,400

Liabilities
Debt	$144,491	$121,738
Incentive fees payable	1,081	—
Interest and other debt related payables	958	309
Distributions payable	13,370	6,094
Payable for investments purchased	—	15,466
Management fees payable	634	511
Accrued expenses and other liabilities	396	475
Total liabilities	$160,930	$144,593

Commitments and contingencies (Note 8)

Net assets	$207,939	$137,807

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value, (1,000,000,000 shares authorized, 16,304,772 and 10,224,654 shares issued and outstanding, respectively)	$16	$10
Paid-in capital in excess of par	234,688	151,392
Distributable earnings (deficit)	(26,765)	(13,595)
Total net assets	207,939	137,807
Total liabilities and net assets	$368,869	$282,400

Shares outstanding	16,304,772	10,224,654

Net asset value per share	$12.75	$13.48

(1) Non-controlled/non-affiliated at amortized cost $351,267 and $286,760 as of December 31, 2023 and December 31, 2022, respectively.

(2) Non-controlled/affiliated at amortized cost $24,721 and $0 as of December 31, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Operations

(in thousands, except share and per share data)

		For the period
	For the	from March 14, 2022
	Year Ended	(inception) through
	December 31, 2023	December 31, 2022
Investment income:
Non-controlled/non-affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	$43,297	$14,710
PIK income	756	321
Other income	832	92
Total investment income from non-controlled/non-affiliated company investments	44,885	15,123
Non-controlled/affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	2,044	—
Total investment income from non-controlled/affiliated company investments	2,044	—
Total investment income	46,929	15,123

Operating expenses:
Interest and other debt expenses	13,643	3,707
Organization expenses	—	671
Management fees	2,769	1,140
Administrative expenses	171	127
Professional fees	580	508
Directors’ fees	225	225
Custody and transfer agent fees	80	60
Incentive fees	2,055	—
Other operating expenses	388	217
Total operating expenses, before expense reimbursement and waiver	19,911	6,655
Expense reimbursement	(557)	(313)
Organization expenses waiver	—	(671)
Total operating expenses, net of expense reimbursement and waiver	19,354	5,671
Net investment income (loss)	27,575	9,452

Net realized and unrealized gain (loss) on derivatives	(186)	384

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(7,621)	335
Foreign currency investments	240	—
Foreign currency debt	(1,000)	263
Net realized gain (loss)	(8,381)	598
Change in net unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(5,963)	(14,653)
Non-controlled/affiliated investments	3,113	—
Foreign currency investments	13	(142)
Foreign currency debt	(166)	4
Net change in net unrealized appreciation (depreciation)	(3,003)	(14,791)

Net realized and unrealized gain (loss)	(11,384)	(14,193)

Net increase (decrease) in net assets from operations	$16,005	$(4,357)

Net investment income (loss) per share (basic and diluted)	$2.00	$1.31
Earnings (loss) per share (1)	$1.16	$(0.60)

Basic and diluted weighted average shares outstanding	13,777,662	7,233,652

(1) Computed based on the weighted average shares outstanding and capital activity during the time periods such earnings occurred.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Changes in Net Assets

(in thousands, except shares)

				Paid-in-
				Capital in	Distributable
	Common Shares			Excess of	Earnings	Total Net
	Shares	Par Amount		Par Value	(Loss)	Assets
Balance at March 14, 2022 (inception)	3,333	$—	(1)	$50	$—	$50
Issuance of common stock	10,221,321	10		149,845	—	149,855
Common stock issued from reinvestment of distributions	—	—		1,508	—	1,508
Distributions to shareholders	—	—		—	(9,249)	(9,249)
Net investment income	—	—		—	9,452	9,452
Net realized and unrealized gain (loss) on derivatives	—	—		—	384	384
Net realized gain (loss)	—	—		—	598	598
Net unrealized gain (loss)	—	—		—	(14,791)	(14,791)
Excise tax reclassification	—	—		(11)	11	—
Balance at December 31, 2022 (2)	10,224,654	$10		$151,392	$(13,595)	$137,807

Balance at December 31, 2022 (2)	10,224,654	$10		$151,392	$(13,595)	$137,807
Issuance of common stock	5,777,813	6		79,235	—	79,241
Common stock issued from reinvestment of distributions	302,305	—		4,061	—	4,061
Distributions to shareholders	—	—		—	(29,175)	(29,175)
Net investment income	—	—		—	27,575	27,575
Net realized and unrealized gain (loss) on derivatives	—	—		—	(186)	(186)
Net realized gain (loss)	—	—		—	(8,381)	(8,381)
Net unrealized gain (loss)	—	—		—	(3,003)	(3,003)
Excise tax reclassification	—	—		—	—	—
Balance at December 31, 2023	16,304,772	$16		$234,688	$(26,765)	$207,939
(1)	Par amount is zero due to rounding of shares.
(2)	Commencement of operations was April 1, 2022.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Cash Flows

(in thousands)

	For the year ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$16,005	$(4,357)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(184,193)	(314,042)
Proceeds from disposition of investments	92,393	29,674
Net realized (gain) loss on investments	7,621	(335)
Net realized (gain) loss on foreign currency investments	(240)	—
Net realized (gain) loss on foreign currency debt	1,000	(263)
Change in net unrealized (appreciation)/depreciation of investments	2,850	14,653
Change in net unrealized (appreciation)/depreciation of foreign currency investments	(13)	(357)
Change in net unrealized (appreciation)/depreciation of foreign currency debt	166	(4)
Net amortization of investment discounts and premiums	(4,053)	(1,761)
Amortization of deferred debt issuance costs	961	2,092
Interest paid in kind	(756)	(296)
Changes in assets and liabilities:
Decrease (increase) in derivatives, at fair value	104	(375)
Decrease (increase) in interest and other receivables	(3,606)	(3,592)
Decrease (increase) in prepaid expenses and other assets	247	(317)
Increase (decrease) in incentive fees payable	1,081	—
Increase (decrease) in interest and other debt related payables	649	309
Increase (decrease) in payable for investments purchased	(15,466)	15,466
Increase (decrease) in management fees payable	123	511
Increase (decrease) in accrued expenses and other liabilities	(79)	475
Net cash provided by (used in) operating activities	(85,206)	(262,519)

Financing activities
Proceeds from shares of common stock sold	79,241	149,855
Debt borrowings	200,767	253,389
Debt repayments	(179,180)	(131,650)
Distribution paid	(17,838)	(1,648)
Deferred debt issuance costs paid	(75)	(4,184)
Net cash provided by (used in) financing activities	82,915	265,762

Net increase (decrease) in cash and cash equivalents and restricted cash	(2,291)	3,243
Cash and cash equivalents and restricted cash at beginning of period	3,293	50
Cash and cash equivalents and restricted cash at end of period	$1,002	$3,293

Supplemental cash flow information
Interest and other debt expenses paid	$12,033	$2,822
Upfront fees paid	$—	$1,350
Other financing fees paid	$75	$600
Reinvestment of stockholder distributions	$4,061	$1,508

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments

December 31, 2023

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Secured Debt
Beverage, Food, & Tobacco
Wellful Inc.	First Lien Secured Debt	1M SOFR	0.75%	S + 6.25%	4/21/2027	7,061	$6,824	$6,223	2.99%	(A)
							$6,824	$6,223	2.99
Construction & Building
Gannett Fleming, Inc.	First Lien Secured Debt	3M SOFR	1.00%	S + 6.60%	12/20/2028	8,550	$8,336	$8,528	4.10	(A) (E)
Gannett Fleming, Inc.	First Lien Secured Debt - Revolver	3M SOFR	1.00%	S + 6.60%	12/20/2028	1,364	$—	$(4)	—	(A) (D) (E)
New AMI I (Associated Materials)	First Lien Secured Debt	1M SOFR	0.50%	S + 6.00%	3/8/2029	3,960	$3,346	$3,544	1.70	(A)
							$11,682	$12,068	5.80
Consumer Goods: Durable
Bad Boy Mowers JV Acquisition, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	11/9/2029	12,000	$11,703	$11,700	5.63	(A) (E)
SVP Singer Holdings Inc.	First Lien Secured Debt	3M SOFR	0.75%	S + 6.75%	7/28/2028	13,322	$12,708	$3,997	1.92	(A)
							$24,411	$15,697	7.55
Consumer Goods: Non-Durable
Farfetch US Holdings Inc. (United Kingdom)	First Lien Secured Debt	3M SOFR	0.50%	S + 6.25%	10/20/2027	9,900	$9,375	$9,372	4.51	(A) (B) (C)
Parfums Holding Company, Inc.	First Lien Secured Debt	3M SOFR	1.50%	S + 6.26%	6/30/2026	4,538	$4,404	$4,441	2.14	(A)
							$13,779	$13,813	6.65
Environmental Industries
Ironhorse Purchaser, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	9/30/2027	10,575	$10,384	$10,426	5.01	(A) (E)
Ironhorse Purchaser, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	9/30/2027	1,043	$—	$(15)	(0.01)	(A) (D) (E)
Ironhorse Purchaser, LLC	First Lien Secured Debt - Revolver	3M SOFR	1.00%	S + 6.76%	9/30/2027	1,000	$582	$588	0.28	(A) (D) (E)
							$10,966	$10,999	5.28
FIRE: Insurance
Accession Risk Management Group, Inc. (fka RSC Acquisition, Inc.)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	11/1/2029	1,084	1,078	1,073	0.52	(A) (E)
Accession Risk Management Group, Inc. (fka RSC Acquisition, Inc.) (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	11/1/2029	4,916	$(74)	$(49)	(0.02)	(A) (D) (E)
Athena Holdco S.A.S. (France)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	4/18/2030	17,900	$19,056	$19,545	9.40	(A) (B) (E)
Athena Holdco S.A.S. (Delayed Draw Loan) (France)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	4/18/2030	2,318	$(62)	$(25)	(0.01)	(A) (B) (D) (E)
							$19,998	$20,544	9.89
FIRE: Real Estate
Pennsylvania Real Estate Investment Trust	First Lien Secured Debt	PRIME	0.50%	P + 6.50%	12/10/2024	14,456	$14,456	$14,492	6.97	(A)
Pennsylvania Real Estate Investment Trust	First Lien Secured Debt - Revolver	PRIME	0.50%	P + 6.50%	12/10/2024	5,405	$5,405	$5,418	2.61	(A)
							$19,861	$19,910	9.58
Healthcare & Pharmaceuticals
Covetrus, Inc.	First Lien Secured Debt	3M SOFR	0.50%	S + 5.00%	10/13/2029	4,411	$4,166	$4,403	2.12	(A)
Inotiv, Inc.	First Lien Secured Debt	6M SOFR	1.00%	S + 6.5% plus 0.25% PIK	11/5/2026	11,918	$11,808	$11,442	5.50	(A) (C)
MB2 Dental Solutions, LLC (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	1.00%	S + 6.60%	1/29/2027	9,974	$6,525	$6,714	3.23	(A) (D) (E)
PDS Holdco Inc.	First Lien Secured Debt	3M SOFR	0.75%	S + 4.50%	8/18/2028	7,680	$7,067	$4,690	2.26	(A)
PDS Holdco Inc. (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.75%	S + 4.50%	8/18/2028	739	$680	$452	0.22	(A)
							$30,246	$27,701	13.33
Hotel, Gaming and Leisure
Xponential Fitness LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	2/28/2025	14,853	$14,669	$14,523	6.98	(A) (C) (E)
							$14,669	$14,523	6.98
Metals & Mining
Alchemy US Holdco 1, LLC	First Lien Secured Debt	3M SOFR	0.50%	S + 6.15%	10/10/2025	12,422	$11,997	$12,298	5.91	(A) (E)
							$11,997	$12,298	5.91
Retail
At Home Group, Inc.	First Lien Secured Debt	1M SOFR	0.50%	S + 4.36%	7/24/2028	5,697	$4,736	$2,459	1.18	(A)
Claire’s Stores, Inc.	First Lien Secured Debt	1M SOFR	NA	S + 6.60%	12/18/2026	13,750	$13,521	$12,512	6.02	(A)
							$18,257	$14,971	7.20
Services: Business
PT Intermediate Holdings III, LLC	First Lien Secured Debt	3M SOFR	0.75%	S + 6.50%	11/1/2028	10,572	$10,442	$10,599	5.10	(A) (E)
PT Intermediate Holdings III, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.75%	S + 6.50%	11/1/2028	4,350	$(28)	$11	—	(A) (D) (E)
S&S Holdings, LLC	First Lien Secured Debt	3M SOFR	0.50%	S + 5.10%	3/11/2028	15,016	$14,184	$14,645	7.04	(A)
							$24,598	$25,255	12.14
Services: Consumer
Houghton Mifflin Harcourt Co	First Lien Secured Debt	1M SOFR	1.00%	S + 8.10%	4/7/2028	12,438	$12,438	$12,572	6.05	(A)
							$12,438	$12,572	6.05
Software
Atlas Purchaser, Inc.	First Lien Secured Debt	3M SOFR	0.75%	S + 5.51%	5/8/2028	4,978	$4,761	$2,937	1.41	(A)
							$4,761	$2,937	1.41
Technology Enabled Services
Electronics For Imaging, Inc.	First Lien Secured Debt	3M SOFR	0.00%	S + 5.10%	7/23/2026	9,027	$8,871	$5,428	2.61	(A)
Planet US Buyer LLC (Wood Mackenzie)	First Lien Secured Debt	3M SOFR	0.75%	S + 6.75%	1/30/2030	22,761	$22,141	$22,920	11.02	(A) (E)
Planet US Buyer LLC (Wood Mackenzie)	First Lien Secured Debt - Revolver	3M SOFR	0.75%	S + 6.75%	1/30/2030	1,835	$(45)	$—	—	(A) (D) (E)
							$30,967	$28,348	13.63
Transportation: Consumer
Hornblower Holdings, LP	First Lien Secured Debt	PRIME	1.00%	P + 7.13%	11/10/2025	17,326	$17,473	$17,250	8.30	(A)
							$17,473	$17,250	8.30
Wholesale
Unique Bidco AB (Sweden)	First Lien Secured Debt	1M EURIBOR	0.00%	E + 5.25%	3/11/2029	5,577	$5,150	$5,847	2.81	(A) (B)
							$5,150	$5,847	2.81
Total First Lien Secured Debt							$278,077	$260,956	125.50%

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Continued)

December 31, 2023

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Corporate Bond
Chemicals, Plastics, & Rubber
LSB Industries, Inc.	Corporate Bond	NA	NA	6.25%	10/15/2028	5,043	$4,549	$4,792	2.30	(A) (C)
							$4,549	$4,792	2.30
Construction & Building
Werner FinCo LP	Corporate Bond	NA	NA	11.50%	6/15/2028	12,944	$12,814	$13,426	6.46	(A)
							$12,814	$13,426	6.46
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	NA	5.00% plus 4.00% PIK	8/5/2026	13,196	$13,196	$13,447	6.47	(A) (B) (E)
							$13,196	$13,447	6.47
Retail
At Home Group, Inc.	Corporate Bond	NA	NA	4.88%	7/15/2028	8,418	$6,895	$3,064	1.47	(A)
Guitar Center, Inc.	Corporate Bond	NA	NA	8.50%	1/15/2026	10,888	$10,109	$9,583	4.61	(A)
							$17,004	$12,647	6.08
Services: Consumer
MoneyGram International Inc	Corporate Bond	NA	NA	9.00%	6/1/2030	7,721	$6,480	$7,586	3.65	(A)
Stonemor, Inc.	Corporate Bond	NA	NA	8.50%	5/15/2029	4,732	$4,418	$3,734	1.80	(A) (C)
							$10,898	$11,320	5.45
Software
Aptos Canada, Inc.	Corporate Bond	1M SOFR	1.00%	S + 7.61%	3/2/2027	15,000	$14,729	$14,700	7.07	(A) (E)
							$14,729	$14,700	7.07
Total Corporate Bonds							$73,190	$70,332	33.83%

Total Investments - non-controlled/non-affiliated							$351,267	$331,288	159.33%

Investments - non-controlled/affiliated

Second Lien Secured Debt
Services: Business
Carlson Travel, Inc.	Second Lien Secured Debt	NA	0.00%	15% PIK	5/8/2029	1,749	$1,749	$2,012	0.97	(A) (E)
							$1,749	$2,012	0.97
Total Second Lien Secured Debt							$1,749	$2,012	0.97%

Corporate Bond
Chemicals, Plastics, & Rubber
TPC Group, Inc.	Corporate Bond	NA	NA	13.00%	12/16/2027	22,023	$22,143	$22,404	10.77	(A)
							$22,143	$22,404	10.77
Total Corporate Bonds							$22,143	$22,404	10.77%

Equity
Services: Business
Carlson Travel, Inc.	Equity - Common Stock	NA	NA	NA	NA	2,426	$—	$267	0.13	(E)
Carlson Travel, Inc.	Equity - Preferred Equity	NA	NA	NA	NA	1,703	$829	$3,151	1.51	(E)
							$829	$3,418	1.64
Total Equity							$829	$3,418	1.64%

Total Investments - non-controlled/affiliated							$24,721	$27,834	13.38%

Cash Equivalents
Cash equivalents							$220	$220	0.10	(F)
Total Cash Equivalents							$220	$220	0.10%

Total Investments and Cash Equivalents							$376,208	$359,342	172.81%

Derivatives, at fair value	Company Receives	Company Pays	Counterparty		Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461%	Goldman Sachs & Co. LLC		6/17/2027	7,000		$98
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601%	Goldman Sachs & Co. LLC		7/7/2027	5,000		$173
Total						12,000		$271

Notes to the Schedule of Investments:

(A)	Debt investments include investments in bank debt and corporate bonds that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(C)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(D)	Includes an unfunded commitment that was acquired and/or valued at a discount.
(E)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (See Note 3).
(F)	Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund – US Bank Money Market Deposit Account currently yields a rate of 5.2% as of December 31, 2023.

PRIME, SOFR or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $184,193 and $92,393, respectively, for the year ended December 31, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. As of December 31, 2023, approximately 22.7% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

Redwood Enhanced Income Corp.

Schedule of Investments (Continued)

December 31, 2022

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Corporate Bond
Capital Equipment
JPW Industries Holding Corporation	Corporate Bond	NA	NA	9.00%	10/1/2024	4,520	$4,291	$3,895	2.83%	(A)
							$4,291	$3,895	2.83
Chemicals, Plastics, & Rubber
LSB Industries, Inc.	Corporate Bond	NA	NA	6.25%	10/15/2028	5,540	$4,909	$5,048	3.66	(A) (C)
							$4,909	$5,048	3.66
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	NA	5.0% plus 4.00% PIK	8/5/2026	12,681	$12,681	$13,040	9.46	(A) (B) (E)
							$12,681	$13,040	9.46
Retail
At Home Group, Inc.	Corporate Bond	NA	NA	4.88%	7/15/2028	8,418	$6,641	$5,941	4.31	(A)
Guitar Center, Inc.	Corporate Bond	NA	NA	8.50%	1/15/2026	12,770	$11,541	$10,571	7.67	(A)
							$18,182	$16,512	11.98
Services: Business
Carlson Travel, Inc.	Corporate Bond	NA	NA	8.50%	11/19/2026	10,610	$9,842	$8,942	6.49	(A)
							$9,842	$8,942	6.49
Services: Consumer
Stonemor, Inc.	Corporate Bond	NA	NA	8.50%	5/15/2029	4,732	$4,377	$3,812	2.77	(A) (C)
							$4,377	$3,812	2.77
Software
Aptos Canada, Inc.	Corporate Bond	1M LIBOR	1.00%	L + 7.50%	3/4/2027	15,000	$14,667	$14,565	10.57	(A) (E)
							$14,667	$14,565	10.57
Total Corporate Bonds							$68,949	$65,814	47.76%

Total Investments - non-controlled/non-affiliated							$286,760	$272,731	197.90%
Cash Equivalents
Cash equivalents							$1,303	$1,303	0.94	(F)
Total Cash Equivalents							$1,303	$1,303	0.94%

Total Investments and Cash Equivalents							$288,063	$274,034	198.84%

Derivatives, at fair value	Company Receives	Company Pays	Counterparty		Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461%	Goldman Sachs & Co. LLC		6/17/2027	7,000		$153
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601%	Goldman Sachs & Co. LLC		7/7/2027	5,000		$222
Total						12,000		$375

Notes to the Schedule of Investments:

(A)	Debt investments include investments in bank debt and corporate bonds that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(C)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(D)	Includes an unfunded commitment that was acquired and/or valued at a discount.
(E)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (See Note 3).
(F)	Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - First American Government Obligations Fund (FGXXX) at an average one year yield of 1.5% as of December 31, 2022.

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

The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of both December 31, 2023 and December 31, 2022, our cash balance exceeded federally insured limits. The Adviser continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account. Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of December 31, 2023 and December 31, 2022, were $778 and $2,536, respectively.

Restricted Cash

Restricted cash represents cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of December 31, 2023 and December 31, 2022, restricted cash included $224 and $757, respectively, held with Goldman Sachs & Co. LLC. as collateral for interest rate swaps. Restricted cash is carried at cost, which approximates fair value.

Investment Transactions

Investments are recognized when the Company assumes an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when the Company assumes an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, the Company records all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a payable for investments purchased and a receivable for investments sold, respectively, in the Statements of Assets and Liabilities.

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

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 7 to the financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

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

2. Summary of Significant Accounting Policies (Continued)

a loan, prepayment premiums, any unamortized loan origination fees, OID, or market discounts are recorded as interest income. Other income generally includes amendment fees, bridge fees, and structuring fees which are recorded when earned.

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at December 31, 2023 and December 31, 2022, respectively, and reported in U.S. dollars. Purchases and sales of investments and revenue and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in realized and unrealized gain (loss) on foreign currency investments, in the Statements of Operations.

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

Expenses

Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, directors’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis. As noted in Note 6, certain expenses of the Company are subject a cap as agreed with the Adviser.

Organization and Offering Costs

The Adviser has agreed to reimburse the Company organization and offering costs in an amount not to exceed $1,000. Organization and offering costs will only be borne by the Company if such expense exceeds $1,000, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of shares of the Company will be charged to the paid-in-capital upon the sale of shares. For the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the Adviser incurred organization expenses on behalf of the Company of $0 and $671, respectively.

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

Federal and State Income Taxes

We have elected to be treated as a RIC, and intend to qualify as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions, if any, paid to shareholders may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ended December 31, 2023. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from U.S. GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

2. Summary of Significant Accounting Policies (Continued)

In March 2020, the FASB issued Accounting Standards Update, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its financial statements.

The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. The FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. At the time that Update 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022—12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this Update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 (“FASB Sunset Date”), after which entities will no longer be permitted to apply the relief in Topic 848.

Management had evaluated the impact of Topic 848 on the Company’s investments, derivatives, debt and other contracts that will undergo reference rate-related modifications as a result of the Reference Rate Reform. Management has no concerns in adopting Topic 848 by the FASB Sunset Date. Management will continue to work with other financial institutions and counterparties to modify contracts as required by applicable regulation and within the regulatory deadlines. As of December 31, 2023, management believes these accounting standards have no impact on the Company and does not have any concerns of adopting the regulations by FASB Sunset Date.

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

At December 31, 2023, the Company’s investments were categorized as follows:

	Fair Value Measurements
December 31, 2023	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien secured debt (2)	$—	$136,706	$118,248	$254,954
Second lien secured debt	—	—	2,012	2,012
Corporate bond	—	64,589	28,147	92,736
Revolver	—	5,418	584	6,002
Equity - Common stock	—	—	267	267
Equity - Preferred equity	—	—	3,151	3,151
Total investments	$—	$206,713	$152,409	$359,122
Derivatives	$—	$271	$—	$271
Cash equivalents	$220	$—	$—	$220

3. Investments (Continued)

At December 31, 2022, the Company’s investments were categorized as follows:

	Fair Value Measurements
December 31, 2022	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien term loan (2)	$—	$198,531	$8,386	$206,917
Corporate bond	—	38,209	27,605	65,814
Total investments	$—	$236,740	$35,991	$272,731
Derivatives	$—	$375	$—	$375
Cash equivalents	$1,303	$—	$—	$1,303
(1)	Fair value based upon quoted prices in inactive markets or quotes for comparable investments.
(2)	Includes senior secured loans.

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2023 included the following:

	December 31, 2023
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$14,700	Yield analysis	Market yield	11.60%	12.60%	12.10%
Corporate bond	13,447	Yield analysis	Market yield	13.08%	13.08%	13.08%
		Black Scholes Option Pricing Model	Volatility	10.00%	47.50%	28.75%
		Black Scholes Option Pricing Model	Term	2.60 years	2.60 years	2.60 years
		Black Scholes Option Pricing Model	Risk free rate	4.10%	4.10%	4.10%
First lien secured debt	38,162	Yield analysis	Market yield	9.86%	11.91%	10.81%
		EV market multiple analysis	EBITDA multiple	11.50x	13.25x	12.47x
First lien secured debt	29,931	Yield analysis	Market yield	9.44%	12.24%	10.57%
First lien secured debt	14,523	Recent transactions	Transaction price	N/A	N/A	N/A
First lien secured debt	35,632	Market quotation	N/A	N/A	N/A	N/A
Second lien secured debt	2,012	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
			Revenue growth rate	3.25%	4.25%	3.75%
			Revenue multiple	0.38x	0.45x	0.41x
Revolver	(4)	Yield analysis	Market yield	9.86%	11.91%	11.38%
		EV market multiple analysis	EBITDA multiple	12.00x	13.25x	12.75x
Revolver	588	Yield analysis	Market yield	11.24%	12.24%	11.74%
Equity - Preferred equity	3,151	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
			Revenue growth rate	3.25%	4.25%	3.75%
			Revenue multiple	0.38x	0.45x	0.41x
Equity - Common stock	267	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
			Revenue growth rate	3.25%	4.25%	3.75%
			Revenue multiple	0.38x	0.45x	0.41x
Total	$152,409

3. Investments (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2022 included the following:

	December 31, 2022
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$13,040	Yield analysis	Market yield	18.48%	18.48%	18.48%
		Black Scholes Option Pricing Model	Volatility	55.00%	65.00%	60.00%
		Black Scholes Option Pricing Model	Term	3.5 Years	4.5 Years	4.0 Years
		Black Scholes Option Pricing Model	Risk free rate	4.05%	4.16%	4.11%
Corporate bond	14,565	Yield analysis	Market yield	12.84%	13.97%	13.40%
		EV market multiple analysis	EBITDA multiple (1)	11.50x	12.50x	12.00x
First lien term loan	8,386	Recent transactions	Transaction price	NA	NA	NA
Total	$35,991
(1)	The selected EV / LTM EBITDA was 12.00x multiple, representing a 27.6% discount from the Adjusted Mean LTM EBITDA multiple.

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

Changes in investments categorized as Level 3 for the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022 were as follows:

	For the year ended December 31, 2023
	First Lien Term Loan	Second Lien Term Loan	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$8,420	$—	$27,605	$(34)	$—	$—	$35,991
Net realized and unrealized gains (losses)	2,206	263	(4,948)	81	2,326	267	195
Acquisitions (1)	122,908	1,749	471	2,167	11	—	127,306
Dispositions (2)	(2,677)	—	(823)	(1,630)	814	—	(4,316)
Transfers in (out) of Level 3 (3)	(12,609)	—	5,842	—	—	—	(6,767)
Ending balance	$118,248	$2,012	$28,147	$584	$3,151	$267	$152,409
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$2,048	$263	$(36)	$81	$2,323	$267	$4,946

3. Investments (Continued)

	For the period from March 14, 2022 (inception) through December 31, 2022
	First Lien Term Loan	Second Lien Term Loan		Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$—		$—	$—	$—	$—	$—	$—
Net realized and unrealized gains (losses)	32		—	257	(34)	—	—	255
Acquisitions (1)	8,388		—	27,348	—	—	—	35,736
Dispositions (2)	—		—	—	—	—	—	—
Ending balance	$8,420		$—	$27,605	$(34)	$—	$—	$35,991
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$32	$		$257	$(34)	$—	$—	$255

(1) Includes payments received in kind, accretion of original issue, market discounts, securities received in corporate actions and restructuring.

(2) Includes principal paydowns, and may include securities delivered in corporate actions and restructuring of investments.

(3) Represents non-cash transfers between fair value categories. Transfers in (out) of Level 3 are the result of changes in the observability of significant inputs and / or available market data for certain investments. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.

4. Derivative Instruments

The Company enters into interest rate swap contracts from time to time to help mitigate the impact that an adverse change in interest rates would have on the value of the Company’s fixed rate investments. As of December 31, 2023 and December 31, 2022, the counterparty to these interest rate swap contracts was Goldman Sachs & Co. LLC.

Certain information related to the Company’s derivative instruments as of December 31, 2023 and December 31, 2022 are presented in the following location in the Statements of Assets and Liabilities:

December 31, 2023
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$98	$—	Derivatives, at fair value
Interest rate swap	$5,000	7/7/2027	$173	$—	Derivatives, at fair value
Total	$12,000		$271	$—

December 31, 2022
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$153	$—	Derivatives, at fair value
Interest rate swap	$5,000	7/7/2027	$222	$—	Derivatives, at fair value
Total	$12,000		$375	$—

4. Derivative Instruments (Continued)

Net realized gain (loss) on derivative instruments recognized by the Company for the year ended December 31, 2023 and the period from March 14, 2022 (inception) through December 31, 2022 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Year Ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Interest rate swaps	Net realized and unrealized gain (loss) from derivatives	$(81)	$9
Total		$(81)	$9

Net unrealized gain (loss) on derivative instruments recognized by the Company for the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Year Ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Interest rate swaps	Net realized and unrealized gain (loss) from derivatives	$(105)	$375
Total		$(105)	$375

5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and/or investments under common control, and the Company does not have the power to exercise control over the management or policies of such portfolio company. A controlled affiliated company is a company in which the Company, either directly or through one or more controlled companies has an ownership interest of more than 25% of its voting securities. See the Company’s Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the year ended December 31, 2023 were as follows:

Portfolio Company	Asset Type	Fair value at December 31, 2022	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair Value at December 31, 2023
Non-controlled/affiliated company investment:
Carlson Travel, Inc.	First Lien Term Loan	$—	$—	$1,703	$(1,743)	$40	$—	$—	$—	$—
Carlson Travel, Inc.	Second Lien Term Loan	—	—	1,749	—	—	—	—	263	2,012
Carlson Travel, Inc.	Equity - Common Stock	—	—	—	—	—	—	—	267	267
Carlson Travel, Inc.	Equity - Preferred Equity	—	—	11	814	—	—	4	2,322	3,151
		$—	$—	$3,463	$(929)	$40	$—	$4	$2,852	$5,430

TPC Group Inc	Corporate Bond	$—	$—	$22,153	$—	$—	$(10)	$—	$261	$22,404
		$—	$—	$22,153	$—	$—	$(10)	$—	$261	$22,404
Total non-controlled/affiliated company investments		$—	$—	$25,616	$(929)	$40	$(10)	$4	$3,113	$27,834

		For the Year Ended December 31,
		2023			2022
Portfolio Company	Asset Type	Interest Income	Dividend Income	Fee Income	Interest Income		Dividend Income		Fee Income
Non-controlled/affiliated company investment:
Carlson Travel, Inc.	First Lien Term Loan	$46	$—	$—	$	n/a	$	n/a	$	n/a
Carlson Travel, Inc.	Second Lien Term Loan	39	—	—		n/a		n/a		n/a
Carlson Travel, Inc.	Equity - Common Stock	—	—	—		n/a		n/a		n/a
Carlson Travel, Inc.	Equity - Preferred Equity	—	—	—		n/a		n/a		n/a
		$85	$—	$—	$	n/a	$	n/a	$	n/a

TPC Group Inc.	Corporate Bond	$1,959	$—	$—	$	n/a	$	n/a	$	n/a
		$1,959	$—	$—	$	n/a	$	n/a	$	n/a
Total non-controlled/affiliated company investments		$2,044	$—	$—	$	n/a	$	n/a	$	n/a

5. Transactions with Affiliated Companies (Continued)

The Company did not have any Transactions with Affiliated Companies as of December 31, 2022.

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

Base Management Fee

The Base Management Fee shall be calculated at a quarterly rate equal to 0.375% (i.e., 1.50% annually) of the Company’s Weighted Average Net Asset Value for the quarter; provided that the quarterly base management fee will be decreased to 0.25% (i.e., 1.00% annually) of the value of the Company’s Weighted Average Net Asset Value during any extension of the period in which the Company may complete a Liquidity Event. “Weighted Average Net Asset Value” means, at the time of any calculation, the weighted average shares outstanding multiplied by the average of the beginning net asset value per share and ending net asset value per share (prior to management and incentive fees) of a period of time. For the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the Company incurred $2,769 and $1,140, respectively, in base management fees. As noted in Note 10, the Adviser reduced the Base Management Fee charged on September 30, 2022 by $15.

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

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

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

Incentive Fee Cap

No incentive fee will be paid to the Adviser to the extent that, after such payment, the cumulative income-based incentive fees and capital gains-based incentive fees paid to date would be greater than fifteen percent (15%) of the Company’s Cumulative Pre-Incentive Fee Net Income since the date of its election to become a BDC (the “Incentive Fee Cap”). “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the date of the Company’s election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, since the date of the Company’s election to become a BDC. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the income-based incentive fee and the capital gains-based incentive fee as calculated above, then the difference between (a) such amount and (b) the Incentive Fee Cap will not be paid by the Company, and will not be received by the Adviser, either at the end of such relevant period or at the end of any future period. For both the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the Company incurred $2,055 and $0, respectively, in incentive fees.

Administration Agreement

The Company entered into the Administration Agreement with the Administrator pursuant to which the Administrator will furnish the Company with office facilities, equipment and clerical, bookkeeping and record keeping services. Under the Administration Agreement, the Administrator will perform or oversee the performance of the Company’s required administrative services, which will include, among other activities, being responsible for the financial records the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC. In addition, the Administrator will assist the Company in determining and publishing its net asset value, will oversee the preparation and filing of the Company’s tax returns and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to it by others. For providing these services, facilities and personnel, the Company may reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including fees of U.S. Bancorp Fund Services, LLC (the “Sub-Administrator”), rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser’s third-party Order Management System), insurance and the Company’s allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator also will offer on the Company’s behalf managerial assistance to portfolio companies to which the Company will be required to offer such assistance. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator.

Sub-Administration Agreement

The Administrator entered into a sub-administration agreement with the Sub-Administrator, pursuant to which the Administrator delegated certain administrative functions to the Sub-Administrator (the “Sub-Administration Agreement”).

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

Other Expenses

Subject to the payment of certain organization and offering expenses by the Adviser, the Company will bear all other direct or indirect costs and expenses of its organization, operations and transactions, including operating costs, Company-level tax returns, legal and other customary investment related expenses.

Common expenses frequently will be incurred on behalf of the Company and one or more of the Adviser’s other clients. The Adviser will seek to allocate those common expenses among the Company and such other clients in a manner that is fair and reasonable over time, and the Adviser may bear certain expenses directly that otherwise are not allocated to the Company or to its other clients. To address potential conflicts of interest, the Adviser has adopted and implemented policies and procedures for the allocation of common expenses. The Adviser, for instance, will allocate expenses to clients, including the Company, in accordance with the client’s arrangements with the Adviser. In addition, the Adviser may use a variety of methods to allocate common expenses, including methods based on assets under management, relative use of a product or service, the nature or source of a product or service, the relative benefits derived by the Company and its other clients from a product or service, size of the Company’s or the other clients’s investment, or other relevant factors. Expense allocations may, at times, depend on subjective determinations by the Adviser. Allocations of common expenses by the Adviser to the Company will be subject to the review and approval of the Company’s Board of Directors.

The Adviser has agreed to limit, indefinitely, the amount of Specified Expenses (defined below) borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company’s aggregate capital commitments (“Capital Commitments”) and (ii) the Company’s net assets, at the time of determination (the “Expense Cap”). “Specified Expenses” include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting; (ii) printing and mailing expenses; (iii) professional fees, consisting of legal, compliance, tax and audit fees; (iv) treasury and compliance function expenses, including the salary of any internal resources of the Adviser and its affiliates reimbursed by the Company; (v) research expenses relating to Bloomberg, expert network services, and investment research subscriptions, (vi) fees and expenses of directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser (such directors, “Independent Directors”)); (vii) premiums for director and officer and errors and omissions insurance; and (viii) valuation of Company investments. For the avoidance of doubt, Specified Expenses will not include any other expenses of the Company incurred in connection with its operations, including but not limited to, (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other leverage arrangements, (vi) brokerage commissions, expenses related to litigation and potential litigation, and (vii) extraordinary expenses not incurred in the ordinary course of the Company’s business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors.

The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company, and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. Such waivers are not subject to future reimbursement by the Company. During the year ended December 31, 2023 and for the period from March 14, 2022 (inception) to December 31, 2022, the Adviser reimbursed the company $557 and $313, respectively, for the annualized expenses in excess of the Expense Cap.

7. Debt

On April 6, 2022, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), by and among the Company, the lenders party thereto from time to time and ING Capital LLC, as Administrative Agent (in such capacity, the “Administrative Agent”). The Credit Agreement had an initial multicurrency revolving loan commitment of $85,000, with uncommitted capacity to increase the revolving loan commitments up to $500,000 in the form of dollar commitments or multicurrency commitments. On May 13, 2022, the Company entered into an Incremental Commitment and Assumption Agreement and First Amendment to Senior Secured Revolving Credit Agreement by and among the Company, the lenders party thereto, the assuming lenders party thereto and the Administrative Agent, pursuant to which, among other things, the Company amended the Credit Agreement to increase its revolving loan commitments thereunder to $145,000, with $100,000 in the form of multicurrency commitments and $45,000 in the form of dollar commitments. The Credit Agreement permits the Company to use up to $25,000 of multicurrency commitments to incur letters of credit. The maturity date of the Credit Agreement is April 4, 2025.

7. Debt (Continued)

On August 26, 2022, the Company entered into an Incremental Commitment and Assumption Agreement (the “Incremental Agreement”), which supplements the Senior Secured Revolving Credit Agreement, dated as of April 6, 2022 (as amended, restated, supplemented and otherwise modified to date, including by the Incremental Agreement, the “Credit Agreement”), among the Company, as borrower, ING Capital LLC (“ING”), as administrative agent and the lenders party thereto. Pursuant to the Incremental Agreement, among other changes, the total commitments under the Credit Agreement increased from $145,000 to $250,000, consisting of an increase in dollar commitments from $45,000 to $140,000 and of multicurrency commitments from $100,000 to $110,000. In connection with such increase, the Company paid certain fees to the lenders providing such commitments.

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

As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Credit Agreement.

7. Debt (Continued)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022:

	For the Year Ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Average debt outstanding	$163,679	$67,735
Maximum amount of debt outstanding	190,702	131,276

Weighted average annualized interest cost (1)	7.75%	5.68%
Annualized amortized debt issuance cost	0.59%	1.04%
Total annualized interest cost	$8.34%	$6.72%
(1)	Includes the stated interest expense and commitment fees on the unused portion of the Credit Agreement. Commitment fees for the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022 were $438 and $372, respectively.

During the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, there was maximum of $190,702 and $131,276, respectively, of debt outstanding under the Credit Agreement, with a weighted-average interest rate, excluding amortized debt issuance cost of 7.75% and 5.68%, respectively. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of December 31, 2023 and December 31, 2022, the estimated fair value of the outstanding debt approximated its carrying value.

Total expenses related to debt for the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022 included the following:

	For the Year Ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Interest expense	$12,682	$3,131
Amortization of deferred debt issuance costs	961	576
Total	$13,643	$3,707

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

8. Commitments and Contingencies (Continued)

The Schedule of Investments includes the principal unfunded amount and fair value of certain revolving loan facilities and other commitments with unfunded balances at December 31, 2023 and December 31, 2022 as follows:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment at December 31, 2023	Unfunded Commitment at December 31, 2022
Accession Risk Management Group, Inc.	Delayed Draw	11/1/2029	$4,916	$—
Athena Holdco S.A.S.	Delayed Draw	4/18/2030	2,300	—
Gannett Fleming, Inc.	Revolver	12/20/2028	1,364	1,364
Ironhorse Purchaser, LLC	Revolver	9/30/2027	398	—
Ironhorse Purchaser, LLC	Delayed Draw	9/30/2027	1,043	—
MB2 Dental Solutions, LLC	Delayed Draw	1/29/2027	3,200	—
Planet US Buyer LLC (Wood Mackenzie)	Revolver	1/30/2030	1,835	—
Pennsylvania Real Estate Investment Trust	Revolver	12/10/2024	—	5,080
PT Intermediate Holdings III, LLC	Delayed Draw	11/1/2028	4,350	—
Total Unfunded Commitments			$19,406	$6,444

The Company has various commitments to fund various revolving and delayed draw senior secured loans on behalf of certain portfolio companies. As of December 31, 2023, the Company had no unfunded commitments to its portfolio companies. As of December 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

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

The unfunded revolver obligations may or may not be funded to the borrowing party in the future but the entire amount was eligible for funding to the borrowers as of December 31, 2023 and December 31, 2022, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. The Company’s commitment to fund term loans and delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants. For commitments to fund delayed draw loans with performance thresholds, borrowers are required to meet certain performance requirements before the Company is obligated to fulfill these commitments.

9. Income Taxes

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax period ended December 31, 2023 and December 31, 2022 were as follows:

	For the Year Ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Ordinary income	$27,289	$9,249
Return of capital	—	—
Total distributions paid to stockholders	$27,289	$9,249

9. Income Taxes (Continued)

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax year ended December 31, 2023 and December 31, 2022:

	For the Year Ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Net increase (decrease) in net assets from operations	$16,005	$(4,357)
Adjustments:
Net change in unrealized losses (gains)	3,108	14,144
Expenses not currently deductible	—	11
Expenses currently deductible	—	—
Realized gain/loss differences (1)	7,621	7
Taxable income before deductions for distributions	$26,734	$9,805
(1)	These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.

As of December 31, 2023 and December 31, 2022, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2024 and January 1, 2023, respectively.

For the year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the components of Distributable Earnings/(Accumulated Losses) on a tax basis were as follows:

	For the Year Ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Undistributed Ordinary Income	$—	$556
Unrealized Appreciation / (Depreciation)	(17,333)	(14,144)
Accumulated Losses	(7,621)	—
Other Temporary Differences	(1,811)	(7)
Total Distributable Earnings (Accumulated Losses)	$(26,765)	$(13,595)

During the year ended December 31, 2023 and for period from March 14, 2022 (inception) through December 31, 2022, the Company recorded reclassifications for permanent book to tax differences. The permanent difference related to excise tax on undistributed income. This difference increased ordinary income by $0 and $11, and decreased additional paid in capital by $0 and $11. This reclassification had no effect on net assets.

As of December 31, 2023 and December 31, 2022, the estimated cost basis of investments for U.S. federal tax purposes was equal to book cost.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

10. Other Related Party Transactions

The Company, the Administrator, the Adviser and affiliates may be considered related parties. From time to time, the Adviser advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At December 31, 2023 and December 31, 2022, there were no amounts reimbursable to the Adviser by the Company.

Pursuant to the Administration Agreement, the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For year ended December 31, 2023 and the period March 14, 2022 (inception) through December 31, 2022, no such costs were allocated to the Company.

10. Other Related Party Transactions (Continued)

The Adviser has agreed to pay organization costs in an amount not to exceed $1,000 on behalf of the Company. Organization and offering costs will only be borne by the Company if such costs exceeds $1,000, at which time, costs associated with the organization of the Company will be expensed as incurred. For year ended December 31, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the Adviser did not pay organization costs on behalf of the Company. These costs were waived by the Adviser as per the Investment Advisory Agreement.

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

11. Shareholders’ Equity and Dividends

As of both December 31, 2023 and December 31, 2022, the Company had received $316,000 of equity commitments to purchase shares of the Company’s common stock. As of December 31, 2023 and December 31, 2022, $229,100 and $149,855 (72.5% and 47.4% of total commitments), respectively, had been called.

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a shareholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s dividend reinvestment plan are through newly issued shares. The following tables summarize the Company’s dividends declared and paid for year end of December 31, 2023 and for the period from April 1, 2022 (commencement of operations) through December 31, 2022.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 13, 2023	March 31, 2023	April 28, 2023	Regular	$0.38	$4,857
June 15, 2023	June 30, 2023	July 27, 2023	Regular	0.38	5,458
September 19, 2023	September 30, 2023	October 27, 2023	Regular	0.38	5,487
December 20, 2023	December 29, 2023	January 26, 2024	Regular	0.38	6,197
December 20, 2023	December 29, 2023	January 26, 2024	Special	0.44	7,176
				$1.96	$29,175

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
September 15, 2022	September 30, 2022	October 28, 2022	Regular	$0.38	$3,156
December 15, 2022	December 30, 2022	January 27, 2023	Regular	0.38	3,884
December 15, 2022	December 30, 2022	January 27, 2023	Special	0.22	2,209
				$0.98	$9,249

12. Financial Highlights

The financial highlights below show the Company’s results of operations for the year ended December 31, 2023 and for the period from April 1, 2022 (commencement of operations) through December 31, 2022. Activity incurred prior to the commencement of operations was not considered to compute the ratios.

	For the Year Ended December 31, 2023	For the period from April 1, 2022 (commencement of operations) through December 31, 2022
Per Share Data:
Per share NAV at beginning of period	$13.48	$15.00

Investment operations:
Net investment income (1)	2.00	1.31
Net realized and unrealized gain (loss)	(0.84)	(1.66)
Net increase (decrease) in net assets from operations	1.16	(0.35)
Distributions declared from net investment income	(1.96)	(0.98)
Issuance of shares (2)	0.07	(0.19)
Total increase (decrease) in net assets	(0.73)	(1.52)
Per share NAV at end of period	$12.75	$13.48

Total return based on net asset value (3)	8.61%	(2.33)%

Shares outstanding at end of period	16,304,772	10,224,654
Ratios to average net asset value: (4)
Net investment income	15.04%	11.85%
Expenses before incentive fee (5)	9.74%	7.05%
Expenses after incentive fee (6)	10.86%	7.05%

Net assets at end of period (in thousands)	$207,939	$137,807
Ending net asset value	$12.75	$13.48
Portfolio turnover rate	27.60%	10.88%
Weighted-average debt outstanding	$163,679	$67,735
Weighted-average interest rate on debt (7)	8.34%	6.72%
Weighted-average number of shares of common stock	13,777,662	7,233,652
Weighted-average debt per share	$11.88	$9.38
Asset coverage ratio (8)	243.9%	213.7%
(1)	Per share changes in net asset value are computed based on the weighted average of shares outstanding during the time such activity occurred.
(2)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	Not annualized for periods less than one year. Total return based on net asset value equals the change in net asset value per share from investment operations during the period divided by the beginning net asset value per share at the beginning of the period.
(4)	Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses and non-recurring income. Weighted average net assets were calculated based on considering the capital call activity during the period.
(5)	Includes all Company expenses, including interest and other debt costs prior to contractual expense reimbursement by the Investment Advisor.
(6)	Includes incentive fees and all Company expenses including interest and other debt costs prior to contractual expense reimbursement by the Investment Advisor.
(7)	Excludes amortized debt issuance cost.
(8)	In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statement, except as disclosed below:

The Company committed to various new investments and funded existing committed delayed draw and facilities with an aggregate par value of $80.5 million and received paydowns or disposed of existing investments with an aggregate par value of $58 million.

On January 17, 2024, the Company signed an Incremental Commitment Agreement (the “Incremental Agreement”), which supplements the Senior Secured Revolving Credit Agreement, dated as of April 6, 2022 (as amended, restated, supplemented and otherwise modified to date, including by the Incremental Agreement, the “Credit Agreement”), among the Company, as borrower, ING Capital LLC (“ING”), as administrative agent and the Lenders Party Thereto. Pursuant to the Incremental Agreement, among other changes, the total commitments under the Credit Agreement increased from $250,000 to $255,000.

On March 14, 2024, the Company’s Board of Directors declared a base distribution of $0.38 per share, payable on April 26, 2024 to stockholders of record as of March 31, 2024. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, we, including our Co-Presidents and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including our Co-Presidents and Chief Financial Officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Co-Presidents and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with GAAP. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with participation of our Co-Presidents and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

(c) Changes in Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal year ended December 31, 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2024.

By:	/s/ Sean Sauler
Name:	Sean Sauler
Title:	Co-President and Co-Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ruben Kliksberg	Co-President and Co-Chairman of the Board of Directors (Principal Executive Officer)	March 18, 2024
Ruben Kliksberg

/s/ Sean Sauler	Co-President and Co-Chairman of the Board of Directors (Principal Executive Officer)	March 18, 2024
Sean Sauler

/s/ Toni Healey	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2024
Toni Healey

/s/ Jeanne L. Manischewitz	Director	March 18, 2024
Jeanne L. Manischewitz

/s/ Boris Onefater	Director	March 18, 2024
Boris Onefater

/s/ Jennifer Rosenthal	Director	March 18, 2024
Jennifer Rosenthal