Form 10-Q
period 2024-03-31
Redwood Enhanced Income Corp.
filed 2024-05-13
CIK 1870267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2024

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

As of March 31, 2024, there was no established public market for the Registrant’s shares of common stock.

The number of the Registrant’s shares of common stock outstanding on May 13, 2024 was 16,604,283.

REDWOOD ENHANCED INCOME CORP.

FORM 10-Q

Redwood Enhanced Income Corp.

Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Non-controlled/non-affiliated investments, at fair value (1)	$337,029	$331,288
Non-controlled/affiliated investments, at fair value (2)	26,479	27,834
Cash and cash equivalents	1,632	778
Restricted cash	—	224
Derivatives, at fair value	415	271
Receivables for securities sold	47	—
Interest and other receivables	6,928	7,198
Deferred debt issuance costs	967	1,206
Prepaid expenses and other assets	20	70
Total assets	$373,517	$368,869

Liabilities
Debt	$146,200	$144,491
Incentive fees payable	1,582	1,081
Interest and other debt related payables	263	958
Distributions payable	6,273	13,370
Payable to broker	75	—
Management fees payable	749	634
Accrued expenses and other liabilities	257	396
Total liabilities	$155,399	$160,930

Commitments and contingencies (Note 8)

Net assets	$218,118	$207,939

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value (1,000,000,000 shares authorized, 16,507,489 and 16,304,772 shares issued and outstanding, respectively)	$16	$16
Paid-in capital in excess of par	237,273	234,688
Distributable earnings (deficit)	(19,171)	(26,765)
Total net assets	218,118	207,939
Total liabilities and net assets	$373,517	$368,869

Shares outstanding	16,507,489	16,304,772

Net asset value per share	$13.21	$12.75
(1)	Non-controlled/non-affiliated investments at amortized cost $354,085 and $351,267 as of March 31, 2024 and December 31, 2023, respectively.
(2)	Non-controlled/affiliated investments at amortized cost $21,649 and $24,721 as of March 31, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Operations (Unaudited)

(in thousands, except shares and per share data)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Investment income:
Non-controlled/non-affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	$11,983	$9,323
PIK income	136	223
Other income	1,929	32
Total investment income from non-controlled/non-affiliated company investments	14,048	9,578
Non-controlled/affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	670	—
PIK income	106	—
Total investment income from non-controlled/affiliated company investments	776	—
Total investment income	14,824	9,578

Operating expenses:
Interest and other debt expenses	3,251	2,922
Management fees	812	594
Administrative expenses	45	44
Professional fees	93	77
Directors’ fees	56	56
Custody and transfer agent fees	20	20
Incentive fees	1,582	362
Other operating expenses	65	91
Total operating expenses, before expense reimbursement and waiver	5,924	4,166
Expense reimbursement	(63)	(66)
Total operating expenses, net of expense reimbursement and waiver	5,861	4,100
Net investment income (loss)	8,963	5,478

Net realized and unrealized gain (loss) on derivatives	621	(111)

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(116)	1,329
Non-controlled/affiliated investments	11	—
Foreign currency debt	(250)	91
Net realized gain (loss)	(355)	1,420
Change in net unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	3,506	(103)
Non-controlled/affiliated investments	1,716	—
Foreign currency investments	(582)	(105)
Foreign currency debt	(2)	(164)
Net change in net unrealized appreciation (depreciation)	4,638	(372)

Net realized and unrealized gain (loss)	4,283	1,048

Net increase (decrease) in net assets from operations	$13,867	$6,415

Net investment income (loss) per share (basic and diluted)	$0.54	$0.47
Earnings (loss) per share (1)	$0.84	$0.55

Basic and diluted weighted average shares outstanding	16,505,261	11,596,814
(1)	Computed based on the weighted average shares outstanding and capital activity during the time periods such earnings occurred.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Changes in Net Assets (Unaudited)

(in thousands, except shares)

			Paid-in-
			Capital in	Distributable
	Common Shares		Excess of	Earnings	Total Net
	Shares	Par Amount	Par Value	(Loss)	Assets
Balance at December 31, 2022	10,224,654	$10	$151,392	$(13,595)	$137,807
Issuance of common stock	2,475,783	3	34,757	—	34,760
Common stock issued from reinvestment of distributions	81,052	—	1,093	—	1,093
Distributions to shareholders	—	—	—	(4,857)	(4,857)
Net investment income	—	—	—	5,478	5,478
Net realized and unrealized gain (loss) on derivatives	—	—	—	(111)	(111)
Net realized gain (loss)	—	—	—	1,420	1,420
Change in net unrealized appreciation (depreciation)	—	—	—	(372)	(372)
Balance at March 31, 2023	12,781,489	$13	$187,242	$(12,037)	$175,218

Balance at December 31, 2023	16,304,772	$16	$234,688	$(26,765)	$207,939
Issuance of common stock	—	—	—	—	—
Common stock issued from reinvestment of distributions	202,717	—	2,585	—	2,585
Distributions to shareholders	—	—	—	(6,273)	(6,273)
Net investment income	—	—	—	8,963	8,963
Net realized and unrealized gain (loss) on derivatives	—	—	—	621	621
Net realized gain (loss)	—	—	—	(355)	(355)
Change in net unrealized appreciation (depreciation)	—	—	—	4,638	4,638
Balance at March 31, 2024	16,507,489	$16	$237,273	$(19,171)	$218,118

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$13,867	$6,415
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(62,005)	(54,918)
Proceeds from disposition of investments	64,502	18,453
Net realized (gain) loss on investments	105	(1,329)
Net realized (gain) loss on foreign currency debt	250	(91)
Change in net unrealized (appreciation)/depreciation of investments	(5,222)	103
Change in net unrealized (appreciation)/depreciation of foreign currency investments	582	105
Change in net unrealized (appreciation)/depreciation of foreign currency debt	2	164
Net amortization of investment discounts and premiums	(1,213)	(1,081)
Amortization of deferred debt issuance costs	247	228
Interest and other income paid in kind	(1,135)	(223)
Changes in assets and liabilities:
Decrease (increase) in derivatives, at fair value	(144)	174
Decrease (increase) in receivable for investments sold	(47)	(10,910)
Decrease (increase) in interest and other receivables	270	(2,401)
Decrease (increase) in prepaid expenses and other assets	50	317
Increase (decrease) in incentive fees payable	501	362
Increase (decrease) in interest and other debt related payables	(695)	(146)
Increase (decrease) in payable to broker	75	—
Increase (decrease) in payable for investments purchased	—	(15,466)
Increase (decrease) in management fees payable	115	215
Increase (decrease) in accrued expenses and other liabilities	(139)	57
Net cash provided by (used in) operating activities	9,966	(59,972)

Financing activities
Proceeds from shares of common stock sold	—	34,760
Debt borrowings	64,132	69,978
Debt repayments	(62,675)	(40,697)
Distribution paid	(10,785)	(5,001)
Deferred debt issuance costs paid	(8)	—
Net cash provided by (used in) financing activities	(9,336)	59,040

Net increase (decrease) in cash and cash equivalents and restricted cash	630	(932)
Cash and cash equivalents and restricted cash at beginning of period	1,002	3,293
Cash and cash equivalents and restricted cash at end of period	$1,632	$2,361

Supplemental cash flow information
Interest and other debt expenses paid	$3,699	$2,531
Other financing fees paid	$75	$—
Reinvestment of shareholder distributions	$2,585	$1,093

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited)

March 31, 2024

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Secured Debt
Aerospace & Defense
BlueHalo Global Holdings, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 4.75%	10/31/2025	4,969	$4,896	$4,898	2.25%	(A) (E)
Keel Platform, LLC	First Lien Secured Debt	3M SOFR	0.75%	S + 5.25%	1/19/2031	5,421	$5,342	$5,367	2.46	(A) (E)
Keel Platform, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.75%	S + 5.25%	1/19/2031	1,579	$(12)	$(23)	(0.01)	(A) (D) (E)
							$10,226	$10,242	4.70
Beverage, Food & Tobacco
Wellful Inc.	First Lien Secured Debt	1M SOFR	0.75%	S + 6.25%	4/21/2027	7,014	$6,795	$6,111	2.80	(A)
							$6,795	$6,111	2.80
Construction & Building
Gannett Fleming, Inc.	First Lien Secured Debt	3M SOFR	1.00%	S + 6.60%	12/20/2028	8,528	$8,323	$8,508	3.90	(A) (E)
Gannett Fleming, Inc.	First Lien Secured Debt - Revolver	3M SOFR	1.00%	S + 6.60%	12/20/2028	1,364	$—	$(3)	—	(A) (D) (E)
New AMI I (Associated Materials)	First Lien Secured Debt	1M SOFR	0.50%	S + 6.00%	3/8/2029	3,950	$3,358	$3,766	1.73	(A)
							$11,681	$12,271	5.63
Consumer Goods: Durable
Augusta Sportswear, Inc.	First Lien Secured Debt	3M SOFR	1.00%	S + 6.50%	11/21/2029	12,500	$12,253	$12,198	5.59	(A)
Bad Boy Mowers JV Acquisition, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 6.00%	11/9/2029	11,970	$11,685	$11,671	5.35	(A) (E)
SVP Singer Holdings Inc.	First Lien Secured Debt	3M SOFR	0.75%	S + 6.75%	7/28/2028	13,322	$12,734	$3,331	1.53	(A)
							$36,672	$27,200	12.47
Consumer Goods: Non-Durable
Farfetch US Holdings Inc. (United Kingdom)	First Lien Secured Debt	3M SOFR	0.50%	S + 6.25%	10/20/2027	9,627	$9,181	$8,568	3.93	(A) (B) (C)
Parfums Holding Company, Inc.	First Lien Secured Debt	3M SOFR	1.50%	S + 6.26%	6/30/2026	4,481	$4,415	$4,458	2.04	(A)
							$13,596	$13,026	5.97
Environmental Industries
Ironhorse Purchaser, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	9/30/2027	10,548	$10,369	$10,458	4.79	(A) (E)
Ironhorse Purchaser, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	9/30/2027	1,044	$—	$(9)	—	(A) (D) (E)
Ironhorse Purchaser, LLC	First Lien Secured Debt - Revolver	3M SOFR	1.00%	S + 6.76%	9/30/2027	1,000	$508	$518	0.24	(A) (D) (E)
							$10,877	$10,967	5.03
FIRE: Insurance
Accession Risk Management Group, Inc.	First Lien Secured Debt	3M SOFR	0.75%	S + 6.00%	11/1/2029	2,635	$2,608	$2,648	1.21	(A) (E)
Accession Risk Management Group, Inc. (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.75%	S + 6.00%	11/1/2029	3,351	$(48)	$17	0.01	(A) (D) (E)
Athena Holdco S.A.S. (France)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	4/18/2030	17,900	$19,071	$19,505	8.94	(A) (B) (E)
Athena Holdco S.A.S. (Delayed Draw Loan) (France)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	4/18/2030	2,100	$1,547	$1,609	0.74	(A) (B) (D) (E)
							$23,178	$23,779	10.90
FIRE: Real Estate
Pennsylvania Real Estate Investment Trust	First Lien Secured Debt	PRIME	0.50%	P + 6.50%	12/10/2024	14,456	$14,408	$14,383	6.59	(A)
Pennsylvania Real Estate Investment Trust	First Lien Secured Debt - Revolver	PRIME	0.50%	P + 6.50%	12/10/2024	5,405	$5,363	$5,351	2.45	(A)
							$19,771	$19,734	9.04
Healthcare & Pharmaceuticals
Beacon Oral Specialists Management LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	12/14/2026	17,500	$—	$(263)	(0.12)	(A) (D)
Inotiv, Inc.	First Lien Secured Debt	6M SOFR	1.00%	S + 6.5% plus 0.25% PIK	11/5/2026	11,893	$11,793	$11,462	5.25	(A) (C)
PDS Holdco Inc.	First Lien Secured Debt	3M SOFR	0.75%	S + 4.50%	8/18/2028	7,660	$7,075	$4,602	2.11	(A)
PDS Holdco Inc. (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.75%	S + 4.50%	8/18/2028	738	$681	$443	0.21	(A)
							$19,549	$16,244	7.45
Hotel, Gaming & Leisure
K1 Speed, Inc	First Lien Secured Debt	3M SOFR	1.00%	S + 6.25%	1/2/2029	17,143	$16,760	$16,811	7.71	(A) (E)
K1 Speed, Inc (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.25%	1/2/2029	2,857	$—	$(55)	(0.03)	(A) (D) (E)
Xponential Fitness LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	2/28/2025	20,090	$19,918	$20,090	9.21	(A) (C) (E)
							$36,678	$36,846	16.89
Metals & Mining
Alchemy US Holdco 1, LLC	First Lien Secured Debt	3M SOFR	0.50%	S + 6.15%	10/10/2025	12,344	$11,976	$12,236	5.61	(A)
Titan Purchaser, Inc.	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	3/1/2030	6,608	$6,542	$6,690	3.07	(A)
							$18,518	$18,926	8.68
Retail
At Home Group, Inc.	First Lien Secured Debt	1M SOFR	0.50%	S + 4.36%	7/24/2028	5,682	$4,763	$2,875	1.32	(A)
Claire’s Stores, Inc.	First Lien Secured Debt	1M SOFR	NA	S + 6.60%	12/18/2026	14,112	$13,884	$13,364	6.13	(A)
							$18,647	$16,239	7.45
Services: Business
PT Intermediate Holdings III, LLC	First Lien Secured Debt	3M SOFR	0.75%	S + 6.50%	11/1/2028	11,144	$11,022	$11,144	5.11	(A) (E)
PT Intermediate Holdings III, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.75%	S + 6.50%	11/1/2028	3,750	$(23)	$—	—	(A) (D) (E)
S&S Holdings, LLC	First Lien Secured Debt	3M SOFR	0.50%	S + 5.10%	3/11/2028	14,977	$14,188	$14,898	6.83	(A)
							$25,187	$26,042	11.94
Services: Consumer
Houghton Mifflin Harcourt Co	First Lien Secured Debt	1M SOFR	1.00%	S + 8.10%	4/7/2028	12,406	$12,406	$12,634	5.79	(A)
							$12,406	$12,634	5.79
Software
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	First Lien Secured Debt	1M SOFR	0.75%	S + 7.00% PIK	5/5/2028	729	$700	$691	0.32	(A)
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	First Lien Secured Debt	1M SOFR	0.75%	S + 1.00% plus 5.00% PIK	5/5/2028	604	$604	$572	0.26	(A)
							$1,304	$1,263	0.58

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2024

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Technology Enabled Services
Electronics For Imaging, Inc.	First Lien Secured Debt	3M SOFR	0.00%	S + 5.10%	7/23/2026	8,995	$8,854	$6,771	3.10	(A)
							$8,854	$6,771	3.10
Wholesale
Unique Bidco AB (Sweden)	First Lien Secured Debt	1M EURIBOR	0.00%	E + 5.25%	3/11/2029	5,577	$5,165	$5,844	2.68	(A) (B)
							$5,165	$5,844	2.68
Total First Lien Secured Debt							$279,104	$264,139	121.10%

Second Lien Secured Debt
Software
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	Second Lien Secured Debt	1M SOFR	0.75%	S + 1.00% plus 6.50% PIK	5/5/2028	4,852	$3,597	$3,615	1.66	(A)
Total Second Lien Secured Debt							$3,597	$3,615	1.66
							$3,597	3,615	1.66%
Corporate Bond
Chemicals, Plastics, & Rubber
LSB Industries, Inc.	Corporate Bond	NA	NA	6.25%	10/15/2028	2,636	$2,388	$2,531	1.16	(A) (C)
							$2,388	$2,531	1.16
Construction & Building
Werner FinCo LP	Corporate Bond	NA	NA	11.50%	6/15/2028	12,944	$12,820	$13,921	6.38	(A)
							$12,820	$13,921	6.38
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	NA	5.00% plus 4.00% PIK	8/5/2026	13,328	$13,328	$13,583	6.23	(A) (B) (E)
							$13,328	$13,583	6.23
Retail
At Home Group, Inc.	Corporate Bond	NA	NA	4.88%	7/15/2028	8,418	$6,963	$3,889	1.79	(A)
Guitar Center, Inc.	Corporate Bond	NA	NA	8.50%	1/15/2026	10,888	$10,195	$9,647	4.42	(A)
							$17,158	$13,536	6.21
Services: Consumer
MoneyGram International Inc	Corporate Bond	NA	NA	9.00%	6/1/2030	7,721	$6,512	$7,673	3.52	(A)
Stonemor, Inc.	Corporate Bond	NA	NA	8.50%	5/15/2029	4,732	$4,429	$3,309	1.51	(A) (C)
							$10,941	$10,982	5.03
Software
Aptos Canada, Inc.	Corporate Bond	1M SOFR	1.00%	S + 7.61%	3/2/2027	15,000	$14,749	$14,722	6.75	(A) (E)
							$14,749	$14,722	6.75
Total Corporate Bonds							$71,384	$69,275	31.76%

Total Investments - non-controlled/non-affiliated							$354,085	$337,029	154.52%

Investments - non-controlled/affiliated

Second Lien Secured Debt
Services: Business
Carlson Travel, Inc.	Second Lien Secured Debt	NA	0.00%	15% PIK	5/8/2029	1,855	$1,855	$2,134	0.98	(A) (E)
							$1,855	$2,134	0.98
Total Second Lien Secured Debt							$1,855	$2,134	0.98%

Corporate Bond
Chemicals, Plastics, & Rubber
TPC Group, Inc.	Corporate Bond	NA	NA	13.00%	12/16/2027	18,872	$18,966	$19,326	8.86	(A)
							$18,966	$19,326	8.86
Total Corporate Bonds							$18,966	$19,326	8.86%

Equity
Services: Business
Carlson Travel, Inc.	Equity - Common Stock	NA	NA	NA	NA	2,426	$—	$1,868	0.86	(E)
Carlson Travel, Inc.	Equity - Preferred Equity	NA	NA	NA	NA	1,703	$828	$3,151	1.44	(E)
							$828	$5,019	2.30
Total Equity							$828	$5,019	2.30%

Total Investments - non-controlled/affiliated							$21,649	$26,479	12.14%

Cash Equivalents
Cash Equivalents							$1,080	$1,080	0.49	(F)
Total Cash Equivalents							$1,080	$1,080	0.49%

Total Investments and Cash Equivalents							$376,814	$364,588	167.15%

Derivatives, at fair value	Company Receives	Company Pays	Counterparty		Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461%	Goldman Sachs & Co. LLC		6/17/2027	7,000		$276
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601%	Goldman Sachs & Co. LLC		7/7/2027	5,000		$139
Total Derivatives						12,000		$415

Notes to the Schedule of Investments:

(A)	Debt investments include investments in bank debt and corporate bonds that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(C)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(D)	Includes an unfunded commitment that was acquired and/or valued at a discount.
(E)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (See Note 3).
(F)	Cash equivalents balance represents amounts held in the interest-bearing money market fund – US Bank Money Market Deposit Account – and currently yields a rate of 5.2% as of March 31, 2024.

PRIME, SOFR or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $62,005 and $64,502 respectively, for the three months ended March 31, 2024. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns and maturities of debt investments. As of March 31, 2024, approximately 23.4% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments

December 31, 2023

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Secured Debt
Beverage, Food, & Tobacco
Wellful Inc.	First Lien Secured Debt	1M SOFR	0.75%	S + 6.25%	4/21/2027	7,061	$6,824	$6,223	2.99%	(A)
							$6,824	$6,223	2.99
Construction & Building
Gannett Fleming, Inc.	First Lien Secured Debt	3M SOFR	1.00%	S + 6.60%	12/20/2028	8,550	$8,336	$8,528	4.10	(A) (E)
Gannett Fleming, Inc.	First Lien Secured Debt - Revolver	3M SOFR	1.00%	S + 6.60%	12/20/2028	1,364	$—	$(4)	—	(A) (D) (E)
New AMI I (Associated Materials)	First Lien Secured Debt	1M SOFR	0.50%	S + 6.00%	3/8/2029	3,960	$3,346	$3,544	1.70	(A)
							$11,682	$12,068	5.80
Consumer Goods: Durable
Bad Boy Mowers JV Acquisition, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	11/9/2029	12,000	$11,703	$11,700	5.63	(A) (E)
SVP Singer Holdings Inc.	First Lien Secured Debt	3M SOFR	0.75%	S + 6.75%	7/28/2028	13,322	$12,708	$3,997	1.92	(A)
							$24,411	$15,697	7.55
Consumer Goods: Non-Durable
Farfetch US Holdings Inc. (United Kingdom)	First Lien Secured Debt	3M SOFR	0.50%	S + 6.25%	10/20/2027	9,900	$9,375	$9,372	4.51	(A) (B) (C)
Parfums Holding Company, Inc.	First Lien Secured Debt	3M SOFR	1.50%	S + 6.26%	6/30/2026	4,538	$4,404	$4,441	2.14	(A)
							$13,779	$13,813	6.65
Environmental Industries
Ironhorse Purchaser, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	9/30/2027	10,575	$10,384	$10,426	5.01	(A) (E)
Ironhorse Purchaser, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	9/30/2027	1,043	$—	$(15)	(0.01)	(A) (D) (E)
Ironhorse Purchaser, LLC	First Lien Secured Debt - Revolver	3M SOFR	1.00%	S + 6.76%	9/30/2027	1,000	$582	$588	0.28	(A) (D) (E)
							$10,966	$10,999	5.28
FIRE: Insurance
Accession Risk Management Group, Inc. (fka RSC Acquisition, Inc.)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	11/1/2029	1,084	$1,078	$1,073	0.52	(A) (E)
Accession Risk Management Group, Inc. (fka RSC Acquisition, Inc.) (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	11/1/2029	4,916	$(74)	$(49)	(0.02)	(A) (D) (E)
Athena Holdco S.A.S. (France)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	4/18/2030	17,900	$19,056	$19,545	9.40	(A) (B) (E)
Athena Holdco S.A.S. (Delayed Draw Loan) (France)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	4/18/2030	2,318	$(62)	$(25)	(0.01)	(A) (B) (D) (E)
							$19,998	$20,544	9.89
FIRE: Real Estate
Pennsylvania Real Estate Investment Trust	First Lien Secured Debt	PRIME	0.50%	P + 6.50%	12/10/2024	14,456	$14,456	$14,492	6.97	(A)
Pennsylvania Real Estate Investment Trust	First Lien Secured Debt - Revolver	PRIME	0.50%	P + 6.50%	12/10/2024	5,405	$5,405	$5,418	2.61	(A)
							$19,861	$19,910	9.58
Healthcare & Pharmaceuticals
Covetrus, Inc.	First Lien Secured Debt	3M SOFR	0.50%	S + 5.00%	10/13/2029	4,411	$4,166	$4,403	2.12	(A)
Inotiv, Inc.	First Lien Secured Debt	6M SOFR	1.00%	S + 6.5% plus 0.25% PIK	11/5/2026	11,918	$11,808	$11,442	5.50	(A) (C)
MB2 Dental Solutions, LLC (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	1.00%	S + 6.60%	1/29/2027	9,974	$6,525	$6,714	3.23	(A) (D) (E)
PDS Holdco Inc.	First Lien Secured Debt	3M SOFR	0.75%	S + 4.50%	8/18/2028	7,680	$7,067	$4,690	2.26	(A)
PDS Holdco Inc. (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.75%	S + 4.50%	8/18/2028	739	$680	$452	0.22	(A)
							$30,246	$27,701	13.33
Hotel, Gaming and Leisure
Xponential Fitness LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	2/28/2025	14,853	$14,669	$14,523	6.98	(A) (C) (E)
							$14,669	$14,523	6.98
Metals & Mining
Alchemy US Holdco 1, LLC	First Lien Secured Debt	3M SOFR	0.50%	S + 6.15%	10/10/2025	12,422	$11,997	$12,298	5.91	(A) (E)
							$11,997	$12,298	5.91
Retail
At Home Group, Inc.	First Lien Secured Debt	1M SOFR	0.50%	S + 4.36%	7/24/2028	5,697	$4,736	$2,459	1.18	(A)
Claire’s Stores, Inc.	First Lien Secured Debt	1M SOFR	NA	S + 6.60%	12/18/2026	13,750	$13,521	$12,512	6.02	(A)
							$18,257	$14,971	7.20
Services: Business
PT Intermediate Holdings III, LLC	First Lien Secured Debt	3M SOFR	0.75%	S + 6.50%	11/1/2028	10,572	$10,442	$10,599	5.10	(A) (E)
PT Intermediate Holdings III, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.75%	S + 6.50%	11/1/2028	4,350	$(28)	$11	—	(A) (D) (E)
S&S Holdings, LLC	First Lien Secured Debt	3M SOFR	0.50%	S + 5.10%	3/11/2028	15,016	$14,184	$14,645	7.04	(A)
							$24,598	$25,255	12.14
Services: Consumer
Houghton Mifflin Harcourt Co	First Lien Secured Debt	1M SOFR	1.00%	S + 8.10%	4/7/2028	12,438	$12,438	$12,572	6.05	(A)
							$12,438	$12,572	6.05
Software
Atlas Purchaser, Inc.	First Lien Secured Debt	3M SOFR	0.75%	S + 5.51%	5/8/2028	4,978	$4,761	$2,937	1.41	(A)
							$4,761	$2,937	1.41
Technology Enabled Services
Electronics For Imaging, Inc.	First Lien Secured Debt	3M SOFR	0.00%	S + 5.10%	7/23/2026	9,027	$8,871	$5,428	2.61	(A)
Planet US Buyer LLC (Wood Mackenzie)	First Lien Secured Debt	3M SOFR	0.75%	S + 6.75%	1/30/2030	22,761	$22,141	$22,920	11.02	(A) (E)
Planet US Buyer LLC (Wood Mackenzie)	First Lien Secured Debt - Revolver	3M SOFR	0.75%	S + 6.75%	1/30/2030	1,835	$(45)	$—	—	(A) (D) (E)
							$30,967	$28,348	13.63
Transportation: Consumer
Hornblower Holdings, LP	First Lien Secured Debt	PRIME	1.00%	P + 7.13%	11/10/2025	17,326	$17,473	$17,250	8.30	(A)
							$17,473	$17,250	8.30
Wholesale
Unique Bidco AB (Sweden)	First Lien Secured Debt	1M EURIBOR	0.00%	E + 5.25%	3/11/2029	5,577	$5,150	$5,847	2.81	(A) (B)
							$5,150	$5,847	2.81
Total First Lien Secured Debt							$278,077	$260,956	125.50%

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Continued)

December 31, 2023

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Corporate Bond
Chemicals, Plastics, & Rubber
LSB Industries, Inc.	Corporate Bond	NA	NA	6.25%	10/15/2028	5,043	$4,549	$4,792	2.30	(A) (C)
							$4,549	$4,792	2.30
Construction & Building
Werner FinCo LP	Corporate Bond	NA	NA	11.50%	6/15/2028	12,944	$12,814	$13,426	6.46	(A)
							$12,814	$13,426	6.46
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	NA	5.00% plus 4.00% PIK	8/5/2026	13,196	$13,196	$13,447	6.47	(A) (B) (E)
							$13,196	$13,447	6.47
Retail
At Home Group, Inc.	Corporate Bond	NA	NA	4.88%	7/15/2028	8,418	$6,895	$3,064	1.47	(A)
Guitar Center, Inc.	Corporate Bond	NA	NA	8.50%	1/15/2026	10,888	$10,109	$9,583	4.61	(A)
							$17,004	$12,647	6.08
Services: Consumer
MoneyGram International Inc	Corporate Bond	NA	NA	9.00%	6/1/2030	7,721	$6,480	$7,586	3.65	(A)
Stonemor, Inc.	Corporate Bond	NA	NA	8.50%	5/15/2029	4,732	$4,418	$3,734	1.80	(A) (C)
							$10,898	$11,320	5.45
Software
Aptos Canada, Inc.	Corporate Bond	1M SOFR	1.00%	S + 7.61%	3/2/2027	15,000	$14,729	$14,700	7.07	(A) (E)
							$14,729	$14,700	7.07
Total Corporate Bonds							$73,190	$70,332	33.83%

Total Investments - non-controlled/non-affiliated							$351,267	$331,288	159.33%

Investments - non-controlled/affiliated

Second Lien Secured Debt
Services: Business
Carlson Travel, Inc.	Second Lien Secured Debt	NA	0.00%	15% PIK	5/8/2029	1,749	$1,749	$2,012	0.97	(A) (E)
							$1,749	$2,012	0.97
Total Second Lien Secured Debt							$1,749	$2,012	0.97%

Corporate Bond
Chemicals, Plastics, & Rubber
TPC Group, Inc.	Corporate Bond	NA	NA	13.00%	12/16/2027	22,023	$22,143	$22,404	10.77	(A)
							$22,143	$22,404	10.77
Total Corporate Bonds							$22,143	$22,404	10.77%

Equity
Services: Business
Carlson Travel, Inc.	Equity - Common Stock	NA	NA	NA	NA	2,426	$—	$267	0.13	(E)
Carlson Travel, Inc.	Equity - Preferred Equity	NA	NA	NA	NA	1,703	$829	$3,151	1.51	(E)
							$829	$3,418	1.64
Total Equity							$829	$3,418	1.64%

Total Investments - non-controlled/affiliated							$24,721	$27,834	13.38%

Cash Equivalents
Cash equivalents							$220	$220	0.10	(F)
Total Cash Equivalents							$220	$220	0.10%

Total Investments and Cash Equivalents							$376,208	$359,342	172.81%

Derivatives, at fair value	Company Receives	Company Pays	Counterparty		Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461%	Goldman Sachs & Co. LLC		6/17/2027	7,000		$98
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601%	Goldman Sachs & Co. LLC		7/7/2027	5,000		$173
Total Derivatives						12,000		$271

Notes to the Schedule of Investments:

(A)	Debt investments include investments in bank debt and corporate bonds that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(C)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(D)	Includes an unfunded commitment that was acquired and/or valued at a discount.
(E)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (See Note 3).
(F)	Cash equivalents balance represents amounts held in the interest-bearing money market fund – US Bank Money Market Deposit Account – and currently yields a rate of 5.2% as of December 31, 2023.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. The Company is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the FASB ASC Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP as contained in the ASC have been omitted from the unaudited interim financial statements according to the SEC rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of both March 31, 2024 and December 31, 2023, our cash balance exceeded federally insured limits. The Adviser continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account. Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of March 31, 2024 and December 31, 2023 were $1,632 and $778, respectively.

Restricted Cash

Restricted cash represents cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of March 31, 2024 and December 31, 2023, restricted cash included zero and $224, respectively, held with Goldman Sachs & Co. LLC, as collateral for interest rate swaps. Restricted cash is carried at cost, which approximates fair value.

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

Investment Classification

In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliated Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, Affiliate Investments that are not otherwise Control Investments are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

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

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at March 31, 2024 and December 31, 2023, respectively, and reported in U.S. dollars. Purchases and sales of investments and revenue and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in realized and unrealized gain (loss) on foreign currency investments, in the Statements of Operations.

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

Organization and Offering Costs

The Adviser has agreed to reimburse the Company organization and offering costs in an amount not to exceed $1,000. Organization and offering costs will only be borne by the Company if such expense exceeds $1,000, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of shares of the Company will be charged to the paid-in-capital upon the sale of shares. For both the three months ended March 31, 2024 and 2023, the Adviser incurred organization expenses on behalf of the Company of $0.

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

Federal and State Income Taxes

We have elected to be treated as a RIC, and we intend to qualify as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company (among other requirements) intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions, if any, paid to shareholders may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2024. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from U.S. GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax differences are reclassified to paid-in capital.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. The Company has assessed currently issued ASUs and has determined that they are not applicable or expected to have minimal impact on its unaudited interim financial statements.

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

3. Investments

Investments may be categorized based on the types of inputs used in valuing such investments. The level in the U.S. GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Per ASC 820, leveling for each investment is conducted at each quarter end. Transfers between levels are made in accordance with the Company’s accounting policy. Transfers between levels are recognized as of the beginning of the reporting period.

At March 31, 2024, the Company’s investments were categorized as follows:

	Fair Value Measurements
March 31, 2024	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien secured debt (2)	$—	$145,634	$112,639	$258,273
Second lien secured debt	—	3,615	2,134	5,749
Corporate bond	—	60,296	28,305	88,601
Revolver	—	5,351	515	5,866
Equity - Common stock	—	—	1,868	1,868
Equity - Preferred equity	—	—	3,151	3,151
Total investments	$—	$214,896	$148,612	$363,508
Derivatives	$—	$415	$—	$415
Cash equivalents	$1,080	$—	$—	$1,080

3. Investments (Continued)

At December 31, 2023, the Company’s investments were categorized as follows:

	Fair Value Measurements
December 31, 2023	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien secured debt (2)	$—	$136,706	$118,248	$254,954
Second lien secured debt	—	—	2,012	2,012
Corporate bond	—	64,589	28,147	92,736
Revolver	—	5,418	584	6,002
Equity - Common stock	—	—	267	267
Equity - Preferred equity	—	—	3,151	3,151
Total investments	$—	$206,713	$152,409	$359,122
Derivatives	$—	$271	$—	$271
Cash equivalents	$220	$—	$—	$220
(1)	Fair value based upon quoted prices in inactive markets or quotes for comparable investments.
(2)	Includes senior secured loans.

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2024 included the following:

	March 31, 2024
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$14,722	Yield analysis	Market yield	11.60%	12.60%	12.10%
Corporate bond	13,583	Yield analysis	Market yield	14.03%	15.03%	14.53%
		Black Scholes Option Pricing Model	Volatility	40.00%	50.00%	45.00%
		Black Scholes Option Pricing Model	Term	2.36 years	2.36 years	2.36 years
		Black Scholes Option Pricing Model	Risk free rate	4.55%	4.55%	4.55%
First lien secured debt	18,957	Yield analysis	Market yield	10.85%	12.29%	11.63%
		EV market multiple analysis	EBITDA multiple	6.50x	13.25x	9.58x
First lien secured debt	20,090	Yield analysis	Market yield	9.96%	10.76%	10.36%
First lien secured debt	42,745	Recent transactions	Transaction price	N/A	N/A	N/A
First lien secured debt	30,847	Market quotation	Market quotation	N/A	N/A	N/A
Second lien secured debt	2,134	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
		Discounted cash flow analysis	Revenue growth rate	3.25%	4.25%	3.75%
		EV market multiple analysis	EBITDA multiple	19.76x	20.00x	19.88x
Revolver	515	Yield analysis	Market yield	10.85%	12.29%	11.84%
		EV market multiple analysis	EBITDA multiple	6.50x	13.25x	6.96x
Equity - Preferred equity	3,151	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
		Discounted cash flow analysis	Revenue growth rate	3.25%	4.25%	3.75%
		EV market multiple analysis	EBITDA multiple	19.76x	20.00x	19.88x
Equity - Common stock	1,868	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
		Discounted cash flow analysis	Revenue growth rate	3.25%	4.25%	3.75%
		EV market multiple analysis	EBITDA multiple	19.76x	20.00x	19.88x
Total	$148,612

3. Investments (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2023 included the following:

	December 31, 2023
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$14,700	Yield analysis	Market yield	11.60%	12.60%	12.10%
Corporate bond	13,447	Yield analysis	Market yield	13.08%	13.08%	13.08%
		Black Scholes Option Pricing Model	Volatility	10.00%	47.50%	28.75%
		Black Scholes Option Pricing Model	Term	2.60 years	2.60 years	2.60 years
		Black Scholes Option Pricing Model	Risk free rate	4.10%	4.10%	4.10%
First lien secured debt	38,162	Yield analysis	Market yield	9.86%	11.91%	10.81%
		EV market multiple analysis	EBITDA multiple	11.50x	13.25x	12.47x
First lien secured debt	29,931	Yield analysis	Market yield	9.44%	12.24%	10.57%
First lien secured debt	14,523	Recent transactions	Transaction price	N/A	N/A	N/A
First lien secured debt	35,632	Market quotation	N/A	N/A	N/A	N/A
Second lien secured debt	2,012	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
			Revenue growth rate	3.25%	4.25%	3.75%
			Revenue multiple	0.38x	0.45x	0.41x
Revolver	(4)	Yield analysis	Market yield	9.86%	11.91%	11.38%
		EV market multiple analysis	EBITDA multiple	12.00x	13.25x	12.75x
Revolver	588	Yield analysis	Market yield	11.24%	12.24%	11.74%
Equity - Preferred equity	3,151	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
			Revenue growth rate	3.25%	4.25%	3.75%
			Revenue multiple	0.38x	0.45x	0.41x
Equity - Common stock	267	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
			Revenue growth rate	3.25%	4.25%	3.75%
			Revenue multiple	0.38x	0.45x	0.41x
Total	$152,409

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Decrease	Increase
Yield	Decrease	Increase

3. Investments (Continued)

Changes in investments categorized as Level 3 for the three months ended March 31, 2024 were as follows:

	For the Three Months Ended March 31, 2024
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$118,248	$2,012	$28,147	$584	$3,151	$267	$152,409
Net realized and unrealized gains (losses)	272	16	8	3	—	1,601	1,900
Acquisitions (1)	38,611	106	150	178	—	—	39,045
Dispositions (2)	(32,194)	—	—	(250)	—	—	(32,444)
Transfers in (out) of Level 3 (3)	(12,298)	—	—	—	—	—	(12,298)
Ending balance	$112,639	$2,134	$28,305	$515	$3,151	$1,868	$148,612
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$422	$16	$8	$4	$—	$1,601	$2,051

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

Changes in investments categorized as Level 3 for the three months ended March 31, 2023 were as follows:

	For the Three Months Ended March 31, 2023
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$8,420	$—	$27,605	$(34)	$—	$—	$35,991
Net realized and unrealized gains (losses)	3	—	(497)	(3)	—	—	(497)
Acquisitions (1)	49,606	—	147	568	—	—	50,321
Dispositions (2)	(79)	—	—	(500)	—	—	(579)
Ending balance	$57,950	$—	$27,255	$31	$—	$—	$85,236
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$1	$—	$(497)	$(3)	$—	$—	$(499)

(1) Includes payments received in kind and accretion of original issue and market discounts.

(2) Includes principal paydowns.

4. Derivative Instruments

The Company enters into interest rate swap contracts from time to time to help mitigate the impact that an adverse change in interest rates would have on the value of the Company’s fixed rate investments. As of March 31, 2024, the counterparty to these interest rate swap contracts was Goldman Sachs & Co. LLC.

Certain information related to the Company’s derivative instruments as of March 31, 2024 and December 31, 2023 are presented in the following location in the Statements of Assets and Liabilities:

4. Derivative Instruments (Continued)

March 31, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$276	$—	Derivatives, at fair value
Interest rate swap	$5,000	7/7/2027	$139	$—	Derivatives, at fair value
Total	$12,000		$415	$—

December 31, 2023
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$98	$—	Derivatives, at fair value
Interest rate swap	$5,000	7/7/2027	$173	$—	Derivatives, at fair value
Total	$12,000		$271	$—

Net realized gain (loss) on derivative instruments recognized by the Company for the three months ended March 31, 2024 and 2023 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Interest rate swaps	Net realized and unrealized gain (loss) from derivatives	$477	$63
Total		$477	$63

Net unrealized gain (loss) on derivative instruments recognized by the Company for the three months ended March 31, 2024 and 2023 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Interest rate swaps	Net realized and unrealized gain (loss) from derivatives	$144	$(174)
Total		$144	$(174)

5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and/or investments under common control, and the Company does not have the power to exercise control over the management or policies of such portfolio company. A controlled affiliated company is a company in which the Company, either directly or through one or more controlled companies has an ownership interest of more than 25% of its voting securities. See the Company’s Schedules of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2024 were as follows:

Portfolio Company	Asset Type	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2024
Non-controlled/affiliated company investments:
Carlson Travel, Inc.	First Lien Secured Debt	$—	$—	$—	$—	$—	$—	$—	$—	$—
Carlson Travel, Inc.	Second Lien Secured Debt	2,012	—	—	—	106	—	—	16	2,134
Carlson Travel, Inc.	Equity - Common Stock	267	—	—	—	—	—	—	1,601	1,868
Carlson Travel, Inc.	Equity - Preferred Equity	3,151	—	—	—	—	—	—	—	3,151
		$5,430	$—	$—	$—	$106	$—	$—	$1,617	$7,153

TPC Group, Inc.	Corporate Bond	$22,404	$—	$—	$(3,182)	$—	$(6)	$11	$99	$19,326
		$22,404	$—	$—	$(3,182)	$—	$(6)	$11	$99	$19,326
Total non-controlled/affiliated company investments		$27,834	$—	$—	$(3,182)	$106	$(6)	$11	$1,716	$26,479

5. Transactions with Affiliated Companies (Continued)

		For the Three Months Ended March 31,
		2024			2023
Portfolio Company	Asset Type	Interest Income	Dividend Income	Fee Income	Interest Income		Dividend Income		Fee Income
Non-controlled/affiliated company investments:
Carlson Travel, Inc.	First Lien Secured Debt	$—	$—	$—	$	n/a	$	n/a	$	n/a
Carlson Travel, Inc.	Second Lien Secured Debt	70	—	—		n/a		n/a		n/a
Carlson Travel, Inc.	Equity - Common Stock	—	—	—		n/a		n/a		n/a
Carlson Travel, Inc.	Equity - Preferred Equity	—	—	—		n/a		n/a		n/a
		$70	$—	$—	$	n/a	$	n/a	$	n/a

TPC Group, Inc.	Corporate Bond	$706	$—	$—	$	n/a	$	n/a	$	n/a
		$706	$—	$—	$	n/a	$	n/a	$	n/a
Total non-controlled/affiliated company investments		$776	$—	$—	$	n/a	$	n/a	$	n/a

The Company did not have any Transactions with Affiliated Companies as of March 31, 2023.

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

Base Management Fee

The Base Management Fee shall be calculated at a quarterly rate equal to 0.375% (i.e., 1.50% annually) of the Company’s Weighted Average Net Asset Value for the quarter; provided that the quarterly base management fee will be decreased to 0.25% (i.e., 1.00% annually) of the value of the Company’s Weighted Average Net Asset Value during any extension of the period in which the Company may complete a Liquidity Event. “Weighted Average Net Asset Value” means, at the time of any calculation, the weighted average shares outstanding multiplied by the average of the beginning net asset value per share and ending net asset value per share (prior to management and incentive fees) of a period of time. For the three months ended March 31, 2024 and 2023, the Company incurred $812 and $594, respectively, in base management fees.

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

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

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

Incentive Fee Cap

No incentive fee will be paid to the Adviser to the extent that, after such payment, the cumulative income-based incentive fees and capital gains-based incentive fees paid to date would be greater than fifteen percent (15%) of the Company’s Cumulative Pre-Incentive Fee Net Income since the date of its election to become a BDC (the “Incentive Fee Cap”). “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the date of the Company’s election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, since the date of the Company’s election to become a BDC. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the income-based incentive fee and the capital gains-based incentive fee as calculated above, then the difference between (a) such amount and (b) the Incentive Fee Cap will not be paid by the Company, and will not be received by the Adviser, either at the end of such relevant period or at the end of any future period. For the three months ended March 31, 2024 and 2023, the Company incurred $1,582 and $362, respectively, in incentive fees.

Administration Agreement

The Company entered into the Administration Agreement with the Administrator pursuant to which the Administrator will furnish the Company with office facilities, equipment and clerical, bookkeeping and record keeping services. Under the Administration Agreement, the Administrator will perform or oversee the performance of the Company’s required administrative services, which will include, among other activities, being responsible for the financial records the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC. In addition, the Administrator will assist the Company in determining and publishing its net asset value, and overseeing the preparation and filing of the Company’s tax returns, the payment of the Company’s expenses and the performance of administrative and professional services rendered to it by others. For providing these services, facilities and personnel, the Company may reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including fees of U.S. Bancorp Fund Services, LLC (the “Sub-Administrator”), rent, technology systems (including subscription fees and other costs and expenses related to Bloomberg Professional Services and the Adviser’s third-party Order Management System), insurance and the Company’s allocable portion of the cost of compensation and related expenses of its Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator also will offer on the Company’s behalf managerial assistance to portfolio companies to which the Company will be required to offer such assistance. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator.

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

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

The Adviser has agreed to limit, indefinitely, the amount of Specified Expenses (defined below) borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company’s aggregate capital commitments (“Capital Commitments”) and (ii) the Company’s net assets, at the time of determination (the “Expense Cap”). “Specified Expenses” include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting; (ii) printing and mailing expenses; (iii) professional fees, consisting of legal, compliance, tax and audit fees; (iv) treasury and compliance function expenses, including the salary of any internal resources of the Adviser and its affiliates reimbursed by the Company; (v) research expenses relating to Bloomberg, expert network services, and investment research subscriptions; (vi) fees and expenses of directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser (such directors, “Independent Directors”)); (vii) premiums for director and officer and errors and omissions insurance; and (viii) valuation of Company investments. For the avoidance of doubt, Specified Expenses will not include any other expenses of the Company incurred in connection with its operations, including but not limited to: (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other leverage arrangements, (vi) brokerage commissions, expenses related to litigation and potential litigation, and (vii) extraordinary expenses not incurred in the ordinary course of the Company’s business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors.

The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company, and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. Such waivers are not subject to future reimbursement by the Company. For the three months ended March 31, 2024 and 2023, the Adviser reimbursed the Company $63 and $66, respectively, for the annualized expenses in excess of the Expense Cap.

7. Debt

On April 6, 2022, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), by and among the Company, the lenders party thereto from time to time and ING Capital LLC (“ING”), as Administrative Agent (in such capacity, the “Administrative Agent”). The Credit Agreement had an initial multicurrency revolving loan commitment of $85,000, with uncommitted capacity to increase the revolving loan commitments up to $500,000 in the form of dollar commitments or multicurrency commitments. On May 13, 2022, the Company entered into an Incremental Commitment and Assumption Agreement and First Amendment to Senior Secured Revolving Credit Agreement by and among the Company, the lenders party thereto, the assuming lenders party thereto and the Administrative Agent, pursuant to which, among other things, the Company amended the Credit Agreement to increase its revolving loan commitments

7. Debt (Continued)

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

On January 17, 2024, the Company signed an Incremental Agreement, which supplements the Senior Secured Revolving Credit Agreement, dated as of April 6, 2022 (as amended, restated, supplemented and otherwise modified to date, including by the Credit Agreement), among the Company, as borrower, ING, as administrative agent and the Lenders Party Thereto. Pursuant to the Incremental Agreement, among other changes, the total commitments under the Credit Agreement increased from $250,000 to $255,000.

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

As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Credit Agreement.

7. Debt (Continued)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Average debt outstanding	$148,298	$146,300
Maximum amount of debt outstanding	$170,270	$176,238

Weighted average annualized interest cost (1)	8.10%	7.37%
Annualized amortized debt issuance cost	0.67%	0.62%
Total annualized interest cost	8.77%	7.99%
(1)	Includes the stated interest expense and commitment fees on the unused portion of the Credit Agreement. Commitment fees for the three months ended March 31, 2024 and 2023 were $134 and $129, respectively.

During the three months ended March 31, 2024 and 2023, there was maximum of $170,270 and $176,238, respectively, of debt outstanding under the Credit Agreement, with a weighted-average interest rate, excluding amortized debt issuance cost of 8.10% and 7.37%, respectively. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of March 31, 2024 and 2023, the estimated fair value of the outstanding debt approximated its carrying value.

Total expenses related to debt for the three months ended March 31, 2024 and 2023 included the following:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Interest expense	$3,004	$2,694
Amortization of deferred debt issuance costs	247	228
Total	$3,251	$2,922

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

The Schedules of Investments includes certain revolving loan facilities and other commitments with unfunded balances at March 31, 2024 and December 31, 2023 as follows:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment at March 31, 2024	Unfunded Commitment at December 31, 2023
Accession Risk Management Group, Inc.	Delayed Draw	11/1/2029	$3,351	$4,916
Athena Holdco S.A.S.	Delayed Draw	4/18/2030	680	2,300
Beacon Oral Specialists Management LLC	Delayed Draw	12/14/2026	17,500	—
Gannett Fleming, Inc.	Revolver	12/20/2028	1,364	1,364
Ironhorse Purchaser, LLC	Revolver	9/30/2027	473	398
Ironhorse Purchaser, LLC	Delayed Draw	9/30/2027	1,044	1,043
K1 Speed, Inc	Delayed Draw	1/2/2029	2,857	3,200
Keel Platform, LLC	Delayed Draw	1/19/2031	1,579	1,835
PT Intermediate Holdings III, LLC	Delayed Draw	11/1/2028	3,750	4,350
Total Unfunded Commitments			$32,598	$19,406

9. Other Related Party Transactions

The Company, the Administrator, the Adviser and affiliates may be considered related parties. From time to time, the Adviser advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At March 31, 2024 and December 31, 2023, there were no amounts reimbursable to the Adviser by the Company.

Pursuant to the Administration Agreement, the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For both the three months ended March 31, 2024 and 2023, no such costs were allocated to the Company.

The Adviser has agreed to pay organization costs in an amount not to exceed $1,000 on behalf of the Company. Organization and offering costs will only be borne by the Company if such costs exceeds $1,000, at which time costs associated with the organization of the Company will be expensed as incurred. For both the three months ended March 31, 2024 and 2023, the Adviser did not pay organization costs on behalf of the Company. These costs were waived by the Adviser as per the Investment Advisory Agreement.

As discussed in the definitive proxy statement of the Company, filed with the SEC on September 19, 2022 (the “Proxy Statement”), the Company held a special meeting of shareholders (the “Special Meeting”) to approve the Amended and Restated Investment Advisory Agreement. The Company’s shareholders approved the Amended and Restated Investment Advisory Agreement at the Special Meeting.

10. Shareholders’ Equity and Dividends

As of both March 31, 2024 and December 31, 2023, the Company had received $316,000 of equity commitments to purchase shares of the Company’s common stock. As of both March 31, 2024 and December 31, 2023, $229,100 (72.5% of total commitments), had been called.

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a shareholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s dividend reinvestment plan are through newly issued shares. The following tables summarize the Company’s dividends declared and paid for the three months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 14, 2024	March 31, 2024	April 26, 2024	Regular	$0.38	$6,273
				$0.38	$6,273

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 13, 2023	March 31, 2023	April 28, 2023	Regular	$0.38	$4,857
				$0.38	$4,857

11. Financial Highlights

The financial highlights below show the Company’s results of operations for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Per Share Data:
Per share NAV at beginning of period	$12.75	$13.48

Investment operations:
Net investment income (1)	0.54	0.47
Net realized and unrealized gain (loss)	0.30	0.08
Net increase (decrease) in net assets from operations (2)	0.84	0.55
Distributions declared from net investment income	(0.38)	(0.38)
Issuance of shares and others (2)	—	0.06
	0.46	0.23
Per share NAV at end of period	$13.21	$13.71

Total return based on net asset value (3)	6.59%	4.08%

Shares outstanding at end of period	16,507,489	12,781,489
Ratios to average net asset value: (4)
Net investment income	16.44%	14.52%
Expenses before incentive fee (5)	8.25%	9.73%
Expenses after incentive fee (6)	8.99%	9.96%

Net assets at end of period (in thousands)	$218,118	$175,218
Ending net asset value	$13.21	$13.71
Portfolio turnover rate	17.16%	6.32%
Weighted-average debt outstanding	$148,298	$146,300
Weighted-average interest rate on debt	8.77%	7.99%
Weighted-average number of shares of common stock	16,505,261	11,596,814
Weighted-average debt per share	$8.98	$12.62
Asset coverage ratio (7)	249.2%	216.0%
(1)	Per share changes in net asset value are computed based on the weighted average of shares outstanding during the time such activity occurred.
(2)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	Not annualized for periods less than one year. Total return based on net asset value equals the change in net asset value per share from investment operations during the period divided by the beginning net asset value per share at the beginning of the period.
(4)	Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses and non-recurring income. Weighted average net assets were calculated based on considering the capital call activity during the period.
(5)	Includes all Company expenses, including interest and other debt costs prior to contractual expense reimbursement by the Investment Advisor.
(6)	Includes incentive fees and all Company expenses including interest and other debt costs prior to contractual expense reimbursement by the Investment Advisor.
(7)	In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the unaudited interim financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statement, except as disclosed below:

The Company committed to various new investments and funded existing committed delayed draw facilities with an aggregate par value of $56.8 million and received paydowns or disposed of existing investments with an aggregate par value of $37.5 million.

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

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the Israel-Hamas and Russia-Ukraine wars; and

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “eligible assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2024 and December 31, 2023, 76.6% and 77.3%, respectively, of our total assets were invested in eligible assets.

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

The Adviser has agreed to limit, indefinitely, the amount of Specified Expenses borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company’s aggregate Capital Commitments and (ii) the Company’s net assets, at the time of determination (i.e., the Expense Cap). Specified Expenses include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting; (ii) printing and mailing expenses; (iii) professional fees, consisting of legal, compliance, tax and audit fees; (iv) treasury and compliance function expenses, including the salary of any internal Redwood resources reimbursed by the Company; (v) research expenses relating to Bloomberg, expert network services, and investment research subscriptions, (vi) Independent Director fees and expenses; (vii) premiums for director and officer and errors and omissions insurance; and (viii) valuation of Company investments. For the avoidance of doubt, Specified Expenses do not include any other expenses of the Company incurred in connection with its operations, including but not limited to, (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other leverage arrangements, (vi) brokerage commissions, expenses related to litigation and potential litigation, and extraordinary expenses not incurred in the ordinary course of the Company’s business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors.

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

Organization costs consist of, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of this Report and other offering documents. As of both March 31, 2024 and 2023, the Adviser incurred no organizational costs on behalf of the Company.

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

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant.

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

Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and U.S. GAAP may be permanent or temporary. Permanent differences will be reclassified among capital accounts in the Company’s unaudited interim financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Portfolio and Investment Activity

At March 31, 2024, our investment portfolio of $363.5 million (at fair value) consisted of 38 portfolio companies and was invested 71.0% in first lien secured debt, 24.4% in corporate bonds, 1.4% in equity, 1.6% in second lien secured debt and 1.6% in revolvers. At December 31, 2023, our investment portfolio of $359.1 million (at fair value) consisted of 36 portfolio companies and was invested 72.7% in first lien secured debt, 25.8% in corporate bonds, 1.0% in equity and 0.5% in second lien secured debt. At March 31, 2024 and December 31, 2023, our average portfolio company investment at fair value was approximately $9.6 million and $10.0 million, respectively. At March 31, 2024 and December 31, 2023, our largest portfolio company investment by value was approximately 5.8% and 6.4% of our portfolio, respectively, and our five largest portfolio company investments by value comprised approximately 26.7% and 28.4% of our portfolio.

The industry composition of our portfolio at fair value at March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Aerospace & Defense	2.8	—
Beverage, Food & Tobacco	1.7	1.7
Chemicals, Plastics, & Rubber	6.0	7.6
Construction & Building	7.2	7.1
Consumer Goods: Durable	7.5	4.4
Consumer Goods: Non-Durable	3.6	3.9
Environmental Industries	6.8	6.8
FIRE: Insurance	6.5	5.7
FIRE: Real Estate	5.4	5.6
Healthcare & Pharmaceuticals	4.5	7.7
Hotel, Gaming & Leisure	10.1	4.0
Metals & Mining	5.2	3.4
Retail	8.2	7.7
Services: Business	9.1	8.5
Services: Consumer	6.5	6.7
Software	5.4	4.9
Technology Enabled Services	1.9	7.9
Transportation: Consumer	—	4.8
Wholesale	1.6	1.6
	100.0%	100.0%

The weighted average effective yield of our debt and total portfolio was 13.3% and 13.5% at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, 77.7% and 76.8%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as SOFR, PRIME or the EURIBOR Rate, and 20.9% and 22.3%, respectively, of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 87.4% and 79.3% at March 31, 2024 and December 31, 2023, respectively. As of both March 31, 2024 and December 31, 2023, zero debt investments in the portfolio were on non-accrual status.

Results of Operations

Investment income

Total investment income for the three months ended March 31, 2024 and 2023, was $14.8 million and $9.6 million, respectively, mainly comprised of $12.7 million and $9.3 million in cash interest income, respectively. Interest income was attributable to cash and paid-in-kind interest and fees on our debt investments.

Expenses

Total operating expenses for the three months ended March 31, 2024 were $5.9 million, comprised of $3.3 million in interest and other debt expenses, $0.8 million in management fees, $1.6 million in incentive fees and $0.3 million in all other expenses.

Total operating expenses for the three months ended March 31, 2023 were $4.2 million, comprised of $2.9 million in interest and other debt expenses, $0.6 million in management fees and $0.7 million in all other expenses, respectively.

Net investment income

For the three months ended March 31, 2024 and 2023, net investment income was $9.0 million and $5.5 million, respectively.

Net realized and unrealized gain or loss

For the three months ended March 31, 2024 and 2023, the net realized gain / (loss) on investments and foreign currency debt was ($0.4) million and $1.4 million, respectively, and the net realized gain / (loss) on derivatives was $0.6 million and ($0.1) million, respectively.

For the three months ended March 31, 2024 and 2023, the change in net unrealized appreciation / (depreciation) on investments and foreign currency debt was $4.6 million and ($0.4) million, respectively.

Incentive compensation

For the three months ended March 31, 2024 and 2023, the Company incurred $1.6 million and $0.4 million, respectively in incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For both the three months ended March 31, 2024 and 2023, the Company incurred no excise tax.

Net increase / (decrease) in net assets resulting from operations

For the three months ended March 31, 2024 and 2023, the net change in net assets applicable to common shareholders resulting from operations was $13.9 million and $6.4 million, respectively.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the three months ended March 31, 2024 and 2023 (in thousands, excluding shares):

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Shares Issued	202,717	2,556,835
Average Price Per Share	$12.75	$14.02
Proceeds	$2,584,643	$35,852,573

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

On January 17, 2024, the Company signed an Incremental Agreement, which supplements the Senior Secured Revolving Credit Agreement, dated as of April 6, 2022 (as amended, restated, supplemented and otherwise modified to date, including by the Credit Agreement), among the Company, as borrower, ING, as administrative agent and the Lenders Party Thereto. Pursuant to the Incremental Agreement, among other changes, the total commitments under the Credit Agreement increased from $250 million to $255 million.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company’s sole initial shareholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result, under current law, the Company is permitted as a BDC to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (a two-to-one debt-to-equity ratio). As of March 31, 2024 and December 31, 2023, the Company’s asset coverage ratio were 249.2% and 243.9%, respectively.

Net cash provided by / (used in) operating activities during the three months ended March 31, 2024 and 2023, were $10.0 million and ($60.0) million, respectively, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $2.5 million and ($36.5) million, respectively, and net investment income (net of non-cash income and expenses) of approximately $9.0 million and $5.5 million, respectively.

Net cash provided by / (used in) financing activities was ($9.3) million and $59.0 million, respectively, for the three months ended March 31, 2024 and 2023, consisting primarily of zero and $34.8 million, respectively, from the issuance of common shares, $1.5 million and $29.2 million, respectively, from net amounts drawn on the Credit Agreement and $10.8 million and $5.0 million, respectively, from distributions paid.

At March 31, 2024 and December 31, 2023, we had $1.6 million and $0.8 million in cash and cash equivalents, respectively, and zero and $0.2 million in restricted cash, respectively.

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

Distributions to shareholders for the three months ended March 31, 2024 and 2023, totaled $6.3 million ($0.38 per share) and $4.9 million ($0.38 per share), respectively.

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

The Company committed to various new investments and funded existing committed delayed draw facilities with an aggregate par value of $56.8 million and received paydowns or disposed of existing investments with an aggregate par value of $37.5 million.

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

Investment valuation risk

Because there is not a readily available market value for certain of the investments in our portfolio, we value such of our portfolio investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of our Board of Directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our Board of Directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise and are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” as well as Notes 2 and 3 to our financial statements from March 31, 2024 (unaudited) and December 31, 2023 for more information relating to our investment valuation.

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

At March 31, 2024 and December 31, 2023, 77.7% and 76.8%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as SOFR, PRIME or the EURIBOR Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At March 31, 2024 and December 31, 2023, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 87.4% and 79.3%, respectively. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Based on our Statements of Assets and Liabilities as of March 31, 2024, the following table shows the annual impact on net investment income (excluding the related management fees and incentive fee impact) of base rate changes in interest rates (considering that interest rate floors for variable rate instruments and that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change (1)	Net Investment Income (Loss)	Net Investment Income (Loss) Per Share
Up 300 basis points	$6,067	$0.37
Up 200 basis points	4,041	0.24
Up 100 basis points	2,016	0.12
Down 100 basis points	(2,034)	(0.12)
Down 200 basis points	(4,060)	(0.25)
Down 300 basis points	(6,085)	(0.37)
(1)	Includes the impact of our interest rate swaps as a result of interest rate changes. For interest rate swaps, we assume only the next 1 year is impacted by the change in base rate and so we multiply the notional amount of our swap by the Basis Point Change. It does not adjust interest swaps for changes in future years, and it does not adjust interest rate swaps for the implied interest rate expectation in the swaps.

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

Item 1A. Risk Factors

There have been no material changes from our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

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

Redwood Enhanced Income Corp.

Date: May 13, 2024	By:	/s/ Ruben Kliksberg
	Name:	Ruben Kliksberg
	Title:	Co-President

Date: May 13, 2024	By:	/s/ Sean Sauler
	Name:	Sean Sauler
	Title:	Co-President

Date: May 13, 2024	By:	/s/ Toni Healey
	Name:	Toni Healey
	Title:	Chief Financial Officer