Form 10-Q
period 2024-06-30
Redwood Enhanced Income Corp.
filed 2024-08-12
CIK 1870267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2024

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

As of June 30, 2024, there was no established public market for the Registrant’s shares of common stock.

The number of the Registrant’s shares of common stock outstanding on August 12, 2024 was 16,703,635.

REDWOOD ENHANCED INCOME CORP.

FORM 10-Q

Redwood Enhanced Income Corp.

Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Non-controlled/non-affiliated investments, at fair value (1)	$356,628	$331,288
Non-controlled/affiliated investments, at fair value (2)	46,632	27,834
Cash and cash equivalents	92	778
Restricted cash	—	224
Derivatives, at fair value	444	271
Receivables for securities sold	1,300	—
Interest and other receivables	5,240	7,198
Deferred debt issuance costs	719	1,206
Prepaid expenses and other assets	—	70
Total assets	$411,055	$368,869

Liabilities
Debt	$177,020	$144,491
Incentive fees payable	1,290	1,081
Interest and other debt related payables	375	958
Distributions payable	6,310	13,370
Payable for investments purchased	4,972	—
Payable to broker	181	—
Management fees payable	757	634
Accrued expenses and other liabilities	261	396
Total liabilities	$191,166	$160,930

Commitments and contingencies (Note 8)

Net assets	$219,889	$207,939

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value (1,000,000,000 shares authorized, 16,604,282 and 16,304,772 shares issued and outstanding, respectively)	$16	$16
Paid-in capital in excess of par	238,551	234,688
Distributable earnings (deficit)	(18,678)	(26,765)
Total net assets	219,889	207,939
Total liabilities and net assets	$411,055	$368,869

Shares outstanding	16,604,282	16,304,772

Net asset value per share	$13.24	$12.75
(1)	Non-controlled/non-affiliated investments at amortized cost $375,781 and $351,267 as of June 30, 2024 and December 31, 2023, respectively.
(2)	Non-controlled/affiliated investments at amortized cost $41,774 and $24,721 as of June 30, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Operations (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
Non-controlled/non-affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	$9,810	$10,911	$21,793	$20,234
PIK interest income	1,149	174	1,285	397
Other income	631	535	2,560	567
Total investment income from non-controlled/non-affiliated company investments	11,590	11,620	25,638	21,198
Non-controlled/affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	1,411	538	2,081	538
PIK interest income	71	—	177	—
Total investment income from non-controlled/affiliated company investments	1,482	538	2,258	538
Total investment income	13,072	12,158	27,896	21,736

Operating expenses:
Interest and other debt expenses	3,421	3,434	6,672	6,356
Management fees	832	711	1,644	1,305
Administrative expenses	54	47	99	91
Professional fees	73	88	166	165
Directors’ fees	57	57	113	113
Custody and transfer agent fees	20	20	40	40
Incentive fees	1,289	191	2,871	553
Other operating expenses	91	110	156	201
Total operating expenses, before expense reimbursement and waiver	5,837	4,658	11,761	8,824
Expense reimbursement	(75)	(99)	(138)	(165)
Total operating expenses, net of expense reimbursement and waiver	5,762	4,559	11,623	8,659
Net investment income (loss)	7,310	7,599	16,273	13,077

Net realized and unrealized gain (loss) on derivatives	133	319	754	208

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	1,843	(1,471)	1,727	(142)
Non-controlled/affiliated investments	—	—	11	—
Foreign currency debt	(414)	5	(664)	96
Net realized gain (loss)	1,429	(1,466)	1,074	(46)
Change in net unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(2,367)	(5,161)	1,139	(5,264)
Non-controlled/affiliated investments	27	(189)	1,743	(189)
Foreign currency investments	269	(28)	(313)	(133)
Foreign currency debt	2	(2)	—	(166)
Net change in net unrealized appreciation (depreciation)	(2,069)	(5,380)	2,569	(5,752)

Net realized and unrealized gain (loss)	(640)	(6,846)	3,643	(5,798)

Net increase (decrease) in net assets from operations	$6,803	$1,072	$20,670	$7,487

Net investment income (loss) per share (basic and diluted)	$0.44	$0.55	$0.98	$1.02
Earnings (loss) per share (1)	$0.41	$0.08	$1.25	$0.59

Basic and diluted weighted average shares outstanding	16,604,282	13,911,578	16,554,772	12,760,590
(1)	Computed based on the weighted average shares outstanding and capital activity during the time periods such earnings occurred.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Changes in Net Assets (Unaudited)

(in thousands, except shares)

			Paid-in-
			Capital in	Distributable
	Common Stock		Excess of	Earnings	Total Net
	Shares	Par Amount	Par Value	(Loss)	Assets
Balance at March 31, 2023	12,781,489	$13	$187,242	$(12,037)	$175,218
Issuance of common stock	1,516,047	1	20,783	—	20,784
Common stock issued from reinvestment of distributions	65,293	—	895	—	895
Distributions to shareholders	—	—	—	(5,458)	(5,458)
Net investment income	—	—	—	7,599	7,599
Net realized and unrealized gain (loss) on derivatives	—	—	—	319	319
Net realized gain (loss)	—	—	—	(1,466)	(1,466)
Net unrealized gain (loss)	—	—	—	(5,380)	(5,380)
Balance at June 30, 2023	14,362,829	$14	$208,920	$(16,423)	$192,511

Balance at March 31, 2024	16,507,489	$16	$237,273	$(19,171)	$218,118
Issuance of common stock	—	—	—	—	—
Common stock issued from reinvestment of distributions	96,793	—	1,278	—	1,278
Distributions to shareholders	—	—	—	(6,310)	(6,310)
Net investment income	—	—	—	7,310	7,310
Net realized and unrealized gain (loss) on derivatives	—	—	—	133	133
Net realized gain (loss)	—	—	—	1,429	1,429
Net unrealized gain (loss)	—	—	—	(2,069)	(2,069)
Balance at June 30, 2024	16,604,282	$16	$238,551	$(18,678)	$219,889

			Paid-in-
			Capital in	Distributable
	Common Stock		Excess of	Earnings	Total Net
	Shares	Par Amount	Par Value	(Loss)	Assets
Balance at December 31, 2022	10,224,654	$10	$151,392	$(13,595)	$137,807
Issuance of common stock	3,991,830	4	55,540	—	55,544
Common stock issued from reinvestment of distributions	146,345	—	1,988	—	1,988
Distributions to shareholders	—	—	—	(10,315)	(10,315)
Net investment income	—	—	—	13,077	13,077
Net realized and unrealized gain (loss) on derivatives	—	—	—	208	208
Net realized gain (loss)	—	—	—	(46)	(46)
Change in net unrealized appreciation (depreciation)	—	—	—	(5,752)	(5,752)
Balance at June 30, 2023	14,362,829	$14	$208,920	$(16,423)	$192,511

Balance at December 31, 2023	16,304,772	$16	$234,688	$(26,765)	$207,939
Issuance of common stock	—	—	—	—	—
Common stock issued from reinvestment of distributions	299,510	—	3,863	—	3,863
Distributions to shareholders	—	—	—	(12,583)	(12,583)
Net investment income	—	—	—	16,273	16,273
Net realized and unrealized gain (loss) on derivatives	—	—	—	754	754
Net realized gain (loss)	—	—	—	1,074	1,074
Change in net unrealized appreciation (depreciation)	—	—	—	2,569	2,569
Balance at June 30, 2024	16,604,282	$16	$238,551	$(18,678)	$219,889

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$20,670	$7,487
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(174,805)	(135,605)
Proceeds from disposition of investments	139,282	31,982
Net realized (gain) loss on investments	(1,738)	142
Net realized (gain) loss on foreign currency debt	664	(96)
Change in net unrealized (appreciation)/depreciation of investments	(2,882)	5,453
Change in net unrealized (appreciation)/depreciation of foreign currency investments	313	133
Change in net unrealized (appreciation)/depreciation of foreign currency debt	—	166
Net amortization of investment discounts and premiums	(1,833)	(2,122)
Amortization of deferred debt issuance costs	493	468
PIK interest and other income capitalized	(2,474)	(397)
Changes in assets and liabilities:
Decrease (increase) in derivatives, at fair value	(173)	(109)
Decrease (increase) in receivable for investments sold	(1,300)	—
Decrease (increase) in interest and other receivables	1,958	(1,744)
Decrease (increase) in prepaid expenses and other assets	70	248
Increase (decrease) in incentive fees payable	209	191
Increase (decrease) in interest and other debt related payables	(583)	(172)
Increase (decrease) in payable to broker	181	—
Increase (decrease) in payable for investments purchased	4,972	(13,883)
Increase (decrease) in management fees payable	123	101
Increase (decrease) in accrued expenses and other liabilities	(135)	90
Net cash provided by (used in) operating activities	(16,988)	(107,667)

Financing activities
Proceeds from shares of common stock sold	—	55,544
Debt borrowings	163,200	146,757
Debt repayments	(131,335)	(86,531)
Distribution paid	(15,779)	(8,962)
Deferred debt issuance costs paid	(8)	(75)
Net cash provided by (used in) financing activities	16,078	106,733

Net increase (decrease) in cash and cash equivalents and restricted cash	(910)	(934)
Cash and cash equivalents and restricted cash at beginning of period	1,002	3,293
Cash and cash equivalents and restricted cash at end of period	$92	$2,359

Supplemental cash flow information
Interest and other debt expenses paid	$6,762	$6,060
Other financing fees paid	$75	$75
Reinvestment of shareholder distributions	$3,863	$1,988

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited)

June 30, 2024

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Secured Debt
Aerospace & Defense
BlueHalo Global Holdings, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 4.75%	10/31/2025	4,956	$4,890	$4,897	2.23%	(A) (E)
Doncasters US Finance LLC	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	4/23/2030	14,154	$13,849	$14,037	6.38	(A)
Doncasters US Finance LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	4/23/2030	1,419	$(15)	$(12)	(0.01)	(A) (D)
Keel Platform, LLC	First Lien Secured Debt	3M SOFR	0.75%	S + 5.25%	1/19/2031	5,408	$5,330	$5,394	2.45	(A) (E)
Keel Platform, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.75%	S + 5.25%	1/19/2031	1,579	$(11)	$(22)	(0.01)	(A) (D) (E)
							$24,043	$24,294	11.04
Beverage, Food & Tobacco
Wellful Inc.	First Lien Secured Debt	1M SOFR	0.75%	S + 6.36%	4/21/2027	6,968	$6,763	$4,361	1.98	(A)
							$6,763	$4,361	1.98
Capital Equipment
Brock Holdings III, LLC	First Lien Secured Debt	3M SOFR	0.50%	S + 6.00%	5/2/2030	5,171	$5,070	$5,197	2.36	(A)
							$5,070	$5,197	2.36
Construction & Building
Gannett Fleming, Inc.	First Lien Secured Debt	3M SOFR	1.00%	S + 6.35%	12/20/2028	8,507	$8,309	$8,592	3.91	(A) (E)
Gannett Fleming, Inc.	First Lien Secured Debt - Revolver	3M SOFR	1.00%	S + 6.35%	12/20/2028	1,364	$—	$—	—	(A) (D) (E)
							$8,309	$8,592	3.91
Consumer Goods: Durable
Augusta Sportswear, Inc.	First Lien Secured Debt	3M SOFR	1.00%	S + 6.50%	11/21/2029	12,469	$12,231	$12,100	5.50	(A)
Bad Boy Mowers JV Acquisition, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 6.00%	11/9/2029	11,940	$11,666	$11,940	5.43	(A) (E)
SVP Singer Holdings Inc.	First Lien Secured Debt	3M SOFR	0.75%	S + 8.51%	7/28/2028	16,407	$14,427	$6,563	2.98	(A)
							$38,324	$30,603	13.91
Consumer Goods: Non-Durable
Farfetch US Holdings Inc. (United Kingdom)	First Lien Secured Debt	3M SOFR	0.50%	S + 6.25%	10/20/2027	9,601	$9,184	$8,905	4.05	(A) (B) (C)
							$9,184	$8,905	4.05
Environmental Industries
Ironhorse Purchaser, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 5.25%	9/30/2027	10,522	$10,353	$10,482	4.77	(A) (E)
Ironhorse Purchaser, LLC (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	1.00%	S + 5.25%	9/30/2027	1,043	$—	$(4)	—	(A) (D) (E)
Ironhorse Purchaser, LLC	First Lien Secured Debt - Revolver	1M SOFR	1.00%	S + 5.25%	9/30/2027	1,000	$359	$373	0.17	(A) (D) (E)
							$10,712	$10,851	4.94
FIRE: Insurance
Accession Risk Management Group, Inc.	First Lien Secured Debt	3M SOFR	0.75%	S + 6.00%	11/1/2029	5,119	$5,057	$5,080	2.31	(A) (E)
Accession Risk Management Group, Inc. (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.75%	S + 6.00%	11/1/2029	859	$(12)	$(6)	—	(A) (D) (E)
							$5,045	$5,074	2.31
Healthcare & Pharmaceuticals
Beacon Oral Specialists Management LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	12/14/2026	17,500	$—	$(263)	(0.12)	(A) (D) (E)
Inotiv, Inc.	First Lien Secured Debt	3M SOFR	1.00%	S + 6.5% plus 0.25% PIK	11/5/2026	11,959	$11,870	$10,704	4.87	(A) (C)
Sonrava Health Holdings, LLC	First Lien Secured Debt	3M SOFR	0.75%	S + 6.76%	5/18/2028	4,283	$4,048	$4,283	1.95	(A)
Sonrava Health Holdings, LLC	First Lien Secured Debt	3M SOFR	0.75%	S + 1.26% plus 5.50% PIK	8/18/2028	8,397	$7,785	$5,837	2.65	(A)
							$23,703	$20,561	9.35
Hotel, Gaming & Leisure
K1 Speed, Inc	First Lien Secured Debt	3M SOFR	1.00%	S + 6.25%	1/2/2029	20,754	$20,317	$20,339	9.25	(A) (E)
K1 Speed, Inc (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.25%	1/2/2029	4,246	$(28)	$(85)	(0.04)	(A) (D) (E)
Xponential Fitness LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	3/16/2026	20,017	$19,852	$20,017	9.10	(A) (C) (E)
							$40,141	$40,271	18.31
Metals & Mining
Alchemy US Holdco 1, LLC	First Lien Secured Debt	6M SOFR	0.50%	S + 6.25%	10/10/2025	12,266	$11,956	$12,174	5.54	(A)
Titan Purchaser, Inc	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	3/1/2030	6,525	$6,463	$6,598	3.00	(A)
							$18,419	$18,772	8.54
Retail
At Home Group, Inc.	First Lien Secured Debt	1M SOFR	0.50%	S + 4.36%	7/24/2028	5,668	$4,790	$2,684	1.22	(A)
Claire's Stores, Inc.	First Lien Secured Debt	1M SOFR	0.00%	S + 6.60%	12/18/2026	14,207	$13,990	$12,971	5.90	(A)
							$18,780	$15,655	7.12
Services: Business
Aptim Corp.	First Lien Secured Debt	3M SOFR	0.00%	S + 7.50%	5/23/2029	13,216	$13,216	$13,502	6.14	(A)
Energy Acquisition LP	First Lien Secured Debt	1M SOFR	2.00%	S + 6.50%	5/9/2029	18,960	$18,588	$18,581	8.45	(A) (E)
Energy Acquisition LP (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	2.00%	S + 6.50%	5/9/2029	1,040	$(20)	$(21)	(0.01)	(A) (D) (E)
S&S Holdings, LLC	First Lien Secured Debt	1M SOFR	0.50%	S + 5.10%	3/11/2028	12,467	$11,789	$12,471	5.67	(A)
							$43,573	$44,533	20.25
Services: Consumer
Houghton Mifflin Harcourt Co	First Lien Secured Debt	3M SOFR	1.00%	S + 8.10%	4/7/2028	12,375	$12,375	$12,561	5.71	(A)
Staples, Inc.	First Lien Secured Debt	1M SOFR	0.50%	S + 5.75%	9/1/2029	4,954	$4,757	$4,525	2.06	(A)
							$17,132	$17,086	7.77
Software
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	First Lien Secured Debt	1M SOFR	0.75%	S + 7.00% PIK	5/5/2028	753	$726	$753	0.34	(A)
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	First Lien Secured Debt	1M SOFR	0.75%	S + 1.00% plus 5.00% PIK	5/5/2028	612	$612	$612	0.28	(A)
							$1,338	$1,365	0.62

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2024

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Technology Enabled Services
Electronics For Imaging, Inc.	First Lien Secured Debt	3M SOFR	0.00%	S + 5.10%	7/23/2026	8,963	$8,837	$7,552	3.43	(A)
							$8,837	$7,552	3.43
Transportation: Consumer
Hornblower Holdings, LP	First Lien Secured Debt	1M SOFR	1.00%	S + 5.50%	7/3/2029	17,297	$17,103	$17,151	7.80	(A) (E)
Hornblower Holdings, LP	First Lien Secured Debt - Revolver	1M SOFR	1.00%	S + 5.50%	7/3/2029	2,703	$—	$(27)	(0.01)	(A) (D) (E)
							$17,103	$17,124	7.79
Wholesale
Unique Bidco AB (Sweden)	First Lien Secured Debt	1M EURIBOR	0.00%	E + 5.25%	3/11/2029	5,577	$5,181	$5,644	2.57	(A) (B)
							$5,181	$5,644	2.57
Total First Lien Secured Debt							$301,657	$286,440	130.25%

Second Lien Secured Debt
Software
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	Second Lien Secured Debt	1M SOFR	0.75%	S + 1.00% plus 6.50% PIK	5/5/2028	4,937	$3,729	$3,147	1.43	(A)
							$3,729	$3,147	1.43
Total Second Lien Secured Debt							$3,729	$3,147	1.43

Corporate Bond
Construction & Building
Werner FinCo LP	Corporate Bond	NA	NA	11.50%	6/15/2028	4,835	$4,779	$5,250	2.39	(A)
							$4,779	$5,250	2.39
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	NA	5.00% plus 4.00% PIK	8/5/2026	13,462	$13,462	$13,394	6.09	(A) (B) (E)
							$13,462	$13,394	6.09
Retail
At Home Group, Inc.	Corporate Bond	NA	NA	4.88%	7/15/2028	8,418	$7,032	$3,464	1.59	(A)
Guitar Center, Inc.	Corporate Bond	NA	NA	8.50%	1/15/2026	10,888	$10,282	$9,796	4.45	(A)
							$17,314	$13,260	6.04
Services: Consumer
MoneyGram International Inc	Corporate Bond	NA	NA	9.00%	6/1/2030	7,721	$6,545	$7,633	3.47	(A)
Staples, Inc.	Corporate Bond	NA	NA	10.75%	9/1/2029	9,202	$9,089	$8,751	3.98	(A)
Stonemor, Inc.	Corporate Bond	NA	NA	8.50%	5/15/2029	4,732	$4,440	$3,933	1.79	(A) (C)
							$20,074	$20,317	9.24
Software
Aptos Canada, Inc.	Corporate Bond	1M SOFR	1.00%	S + 7.61%	3/2/2027	15,000	$14,766	$14,820	6.74	(A) (E)
							$14,766	$14,820	6.74
Total Corporate Bonds							$70,395	$67,041	30.50%

Total Investments - non-controlled/non-affiliated							$375,781	$356,628	162.18%

Investments - non-controlled/affiliated

Second Lien Secured Debt
FIRE: Real Estate
PREIT Associates LP	Second Lien Secured Debt	1M SOFR	0.00%	S + 7.00%	4/1/2029	20,059	$20,059	$20,160	9.17	(A)
							$20,059	$20,160	9.17
Services: Business
Carlson Travel, Inc.	Second Lien Secured Debt	NA	0.00%	15.00% PIK	5/8/2029	1,926	$1,926	$2,215	1.01	(A) (E)
							$1,926	$2,215	1.01
Total Second Lien Secured Debt							$21,985	$22,375	10.18%

Corporate Bond
Chemicals, Plastics, & Rubber
TPC Group, Inc.	Corporate Bond	NA	NA	NA	12/16/2027	18,872	$18,961	$19,068	8.67	(A)
							$18,961	$19,068	8.67
Total Corporate Bonds							$18,961	$19,068	8.67%

Equity
Services: Business
Carlson Travel, Inc.	Equity - Common Stock	NA	NA	NA	NA	2,426	$—	$2,038	0.93	(E)
Carlson Travel, Inc.	Equity - Preferred Equity	NA	NA	NA	NA	1,703	$828	$3,151	1.43	(E)
							$828	$5,189	2.36
Total Equity							$828	$5,189	2.36%

Total Investments - non-controlled/affiliated							$41,774	$46,632	21.21%

Cash Equivalents
Cash Equivalents							$43	$43	0.02	(F)
Total Cash Equivalents							$43	$43	0.02%

Total Investments and Cash Equivalents							$417,598	$403,303	183.41%

Derivatives, at fair value	Company Receives	Company Pays	Counterparty		Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461%	Goldman Sachs & Co. LLC		6/17/2027	7,000		$207
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601%	Goldman Sachs & Co. LLC		7/7/2027	5,000		$237
Total Derivatives						12,000		$444

Notes to the Schedule of Investments:

(A)	Debt investments include investments in bank debt and corporate bonds that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(C)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(D)	Includes an unfunded commitment that was acquired and/or valued at a discount.
(E)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (See Note 3).
(F)	Cash equivalents balance represents amounts held in the interest-bearing money market fund – US Bank Money Market Deposit Account – and currently yields a rate of 5.2% as of June 30, 2024.

PRIME, SOFR or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $174,805 and $139,282, respectively, for the six months ended June 30, 2024. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns and maturities of debt investments. As of June 30, 2024, approximately 15.4% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. The Company is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the FASB ASC Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP as contained in the ASC have been omitted from the unaudited interim financial statements according to the SEC rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Summary of Significant Accounting Policies (Continued)

The Company’s first fiscal period ended on December 31, 2022.

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

The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of both June 30, 2024 and December 31, 2023, our cash balance exceeded federally insured limits. The Adviser continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account. Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2024 and December 31, 2023 were $92 and $778, respectively.

Restricted Cash

Restricted cash represents cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of June 30, 2024 and December 31, 2023, restricted cash included zero and $224, respectively, held with Goldman Sachs & Co. LLC, as collateral for interest rate swaps. Restricted cash is carried at cost, which approximates fair value.

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

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at June 30, 2024 and December 31, 2023, respectively, and reported in U.S. dollars. Purchases and sales of investments and revenue and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in realized and unrealized gain (loss) on foreign currency investments, in the Statements of Operations.

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

Organization and Offering Costs

The Adviser has agreed to reimburse the Company organization and offering costs in an amount not to exceed $1,000. Organization and offering costs will only be borne by the Company if such expense exceeds $1,000, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of shares of the Company will be charged to the paid-in-capital upon the sale of shares. For both the three and six months ended June 30, 2024 and 2023, the Adviser incurred organization expenses on behalf of the Company of $0.

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

Management had evaluated the impact of Topic 848 on the Company’s investments, derivatives, debt and other contracts that will undergo reference rate-related modifications as a result of the Reference Rate Reform. Management has no concerns in adopting Topic 848 by the FASB Sunset Date. Management will continue to work with other financial institutions and counterparties to modify contracts as required by applicable regulation and within the regulatory deadlines. As of June 30, 2024, management believes these accounting standards have no impact on the Company and does not have any concerns of adopting the regulations by FASB Sunset Date.

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

At June 30, 2024, the Company’s investments were categorized as follows:

	Fair Value Measurements
June 30, 2024	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien secured debt (2)	$—	$164,022	$122,072	$286,094
Second lien secured debt	—	23,307	2,215	25,522
Corporate bond	—	57,895	28,214	86,109
Revolver	—	—	346	346
Equity - Common stock	—	—	2,038	2,038
Equity - Preferred equity	—	—	3,151	3,151
Total investments	$—	$245,224	$158,036	$403,260
Derivatives	$—	$444	$—	$444
Cash equivalents	$43	$—	$—	$43

3. Investments (Continued)

At December 31, 2023, the Company’s investments were categorized as follows;

	Fair Value Measurements
December 31, 2023	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien secured debt (2)	$—	$136,706	$118,248	$254,954
Second lien secured debt	—	—	2,012	2,012
Corporate bond	—	64,589	28,147	92,736
Revolver	—	5,418	584	6,002
Equity - Common stock	—	—	267	267
Equity - Preferred equity	—	—	3,151	3,151
Total investments	$—	$206,713	$152,409	$359,122
Derivatives	$—	$271	$—	$271
Cash equivalents	$220	$—	$—	$220
(1)	Fair value based upon quoted prices in inactive markets or quotes for comparable investments.
(2)	Includes senior secured loans.

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2024 included the following:

	June 30, 2024
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$14,820	Yield analysis	Market yield	12.52%	14.39%	13.46%
		EV market multiple analysis	EBITDA multiple	11.50x	12.50x	13.00x
Corporate bond	13,394	Yield analysis	Market yield	11.35%	12.07%	11.71%
		Black scholes option pricing model	Volatility	10.00%	41.50%	25.75%
		Black scholes option pricing model	Term	2.10 years	2.10 years	2.10 years
		Black scholes option pricing model	Risk free rate	4.69%	4.69%	4.69%
First lien secured debt	8,592	Yield analysis	Market yield	8.71%	9.12%	8.91%
		EV market multiple analysis	EBITDA multiple	12.50x	13.50x	13.00x
First lien secured debt	20,017	Yield analysis	Market yield	9.96%	10.76%	10.36%
First lien secured debt	71,078	Recent transactions	Transaction price	N/A	N/A	N/A
First lien secured debt	22,385	Market quotation	Market quotation	N/A	N/A	N/A
Second lien secured debt	2,215	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
		Discounted cash flow analysis	Revenue growth rate	3.25%	4.25%	3.75%
		EV market multiple analysis	EBITDA multiple	19.76x	20.00x	19.88x
Revolver	—	Yield analysis	Market yield	8.71%	9.12%	8.91%
		EV market multiple analysis	EBITDA multiple	12.50x	13.50x	13.00x
Revolver	346	Recent transactions	Transaction price	N/A	N/A	N/A
Equity - Preferred equity	3,151	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
		Discounted cash flow analysis	Revenue growth rate	3.25%	4.25%	3.75%
		EV market multiple analysis	EBITDA multiple	19.76x	20.00x	19.88x
Equity - Common stock	2,038	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
		Discounted cash flow analysis	Revenue growth rate	3.25%	4.25%	3.75%
		EV market multiple analysis	EBITDA multiple	19.76x	20.00x	19.88x
Total	$158,036

3. Investments (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2023 included the following:

	December 31, 2023
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$14,700	Yield analysis	Market yield	11.60%	12.60%	12.10%
Corporate bond	13,447	Yield analysis	Market yield	13.08%	13.08%	13.08%
		Black Scholes Option Pricing Model	Volatility	10.00%	47.50%	28.75%
		Black Scholes Option Pricing Model	Term	2.60 years	2.60 years	2.60 years
		Black Scholes Option Pricing Model	Risk free rate	4.10%	4.10%	4.10%
First lien secured debt	38,162	Yield analysis	Market yield	9.86%	11.91%	10.81%
		EV market multiple analysis	EBITDA multiple	11.50x	13.25x	12.47x
First lien secured debt	29,931	Yield analysis	Market yield	9.44%	12.24%	10.57%
First lien secured debt	14,523	Recent transactions	Transaction price	N/A	N/A	N/A
First lien secured debt	35,632	Market quotation	N/A	N/A	N/A	N/A
Second lien secured debt	2,012	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
			Revenue growth rate	3.25%	4.25%	3.75%
			Revenue multiple	0.38x	0.45x	0.41x
Revolver	(4)	Yield analysis	Market yield	9.86%	11.91%	11.38%
		EV market multiple analysis	EBITDA multiple	12.00x	13.25x	12.75x
Revolver	588	Yield analysis	Market yield	11.24%	12.24%	11.74%
Equity - Preferred equity	3,151	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
			Revenue growth rate	3.25%	4.25%	3.75%
			Revenue multiple	0.38x	0.45x	0.41x
Equity - Common stock	267	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
			Revenue growth rate	3.25%	4.25%	3.75%
			Revenue multiple	0.38x	0.45x	0.41x
Total	$152,409

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Decrease	Increase
Yield	Decrease	Increase

3. Investments (Continued)

Changes in investments categorized as Level 3 for the three and six months ended June 30, 2024 were as follows:

	For the Three Months Ended June 30, 2024
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$112,639	$2,134	$28,305	$515	$3,151	$1,868	$148,612
Net realized and unrealized gains (losses)	(133)	10	(243)	7	—	170	(189)
Acquisitions (1)	41,790	71	152	(26)	—	—	41,987
Dispositions (2)	(31,961)	—	—	(150)	—	—	(32,111)
Transfers in (out) of Level 3 (3)	(263)	—	—	—	—	—	(263)
Ending balance	$122,072	$2,215	$28,214	$346	$3,151	$2,038	$158,036
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$372	$11	$(243)	$7	$—	$170	$317

	For the Six Months Ended June 30, 2024
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$118,248	$2,012	$28,147	$584	$3,151	$267	$152,409
Net realized and unrealized gains (losses)	138	26	(235)	10	—	1,771	1,710
Acquisitions (1)	80,401	177	302	152	—	—	81,032
Dispositions (2)	(64,155)	—	—	(400)	—	—	(64,555)
Transfers in (out) of Level 3 (3)	(12,560)	—	—	—	—	—	(12,560)
Ending balance	$122,072	$2,215	$28,214	$346	$3,151	$2,038	$158,036
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$823	$26	$(235)	$11	$—	$1,771	$2,396

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

3. Investments (Continued)

Changes in investments categorized as Level 3 for the three and six months ended June 30, 2023 were as follows:

	For the Three Months Ended June 30, 2023
	First Lien Term Loan	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Preferred Equity	Total Investments
Beginning balance	$57,950	$—	$27,255	$31	$—	$—	$85,236
Net realized and unrealized gains (losses)	(113)	—	204	7	—	—	98
Acquisitions (1)	31,259	—	144	504	—	—	31,907
Dispositions	(126)	—	—	—	—	—	(126)
Ending balance	$88,970	$—	$27,603	$542	$—	$—	$117,115
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$2	$—	$204	$7	$—	$—	$213

	For the Six Months Ended June 30, 2023
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$8,420	$—	$27,605	$(34)	$—	$—	$35,991
Net realized and unrealized gains (losses)	(111)	—	(293)	5	—	—	(399)
Acquisitions (1)	80,865	—	291	1,071	—	—	82,227
Dispositions (2)	(204)	—	—	(500)	—	—	(704)
Ending balance	$88,970	$—	$27,603	$542	$—	$—	$117,115
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses above)	$(116)	$—	$(293)	$5	$—	$—	$(404)

(1) Includes payments received in kind and accretion of original issue and market discounts.

(2) Includes principal paydowns.

4. Derivative Instruments

The Company enters into interest rate swap contracts from time to time to help mitigate the impact that an adverse change in interest rates would have on the value of the Company’s fixed rate investments. As of June 30, 2024, the counterparty to these interest rate swap contracts was Goldman Sachs & Co. LLC.

Certain information related to the Company’s derivative instruments as of June 30, 2024 and December 31, 2023 are presented in the following location in the Statements of Assets and Liabilities:

4. Derivative Instruments (Continued)

June 30, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$207	$—	Derivatives, at fair value
Interest rate swap	$5,000	7/7/2027	$237	$—	Derivatives, at fair value
Total	$12,000		$444	$—

December 31, 2023
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$98	$—	Derivatives, at fair value
Interest rate swap	$5,000	7/7/2027	$173	$—	Derivatives, at fair value
Total	$12,000		$271	$—

Net realized gain (loss) on derivative instruments recognized by the Company for the three and six months ended June 30, 2024 and 2023 is presented in the following location in the Statements of Operations:

Statement Location	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Net realized and unrealized gain (loss) from derivatives	$104	$580
	$104	$580

Statement Location	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Net realized and unrealized gain (loss) from derivatives	$36	$99
	$36	$99

Net unrealized gain (loss) on derivative instruments recognized by the Company for the three and six months ended June 30, 2024 and 2023 is presented in the following location in the Statements of Operations:

Statement Location	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Net realized and unrealized gain (loss) from derivatives	$29	$174
	$29	$174

Statement Location	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Net realized and unrealized gain (loss) from derivatives	$283	$109
	$283	$109

5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and/or investments under common control, and the Company does not have the power to exercise control over the management or policies of such portfolio company. A controlled affiliated company is a company in which the Company, either directly or through one or more controlled companies has an ownership interest of more than 25% of its voting securities. See the Company’s Schedules of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2024 were as follows:

5. Transactions with Affiliated Companies (Continued)

Portfolio Company	Asset Type	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at June 30, 2024
Non-controlled/affiliated company investments:
Carlson Travel, Inc.	First Lien Secured Debt	$—	$—	$—	$—	$—	$—	$—	$—	$—
Carlson Travel, Inc.	Second Lien Secured Debt	2,012	—	—	—	177	—	—	26	2,215
Carlson Travel, Inc.	Equity - Common Stock	267	—	—	—	—	—	—	1,771	2,038
Carlson Travel, Inc.	Equity - Preferred Equity	3,151	—	—	—	—	—	—	—	3,151
		$5,430	$—	$—	$—	$177	$—	$—	$1,797	$7,404

PREIT Associates LP	Second Lien Secured Debt	$—	$20,059	$—	$—	$—	$—	$—	$101	$20,160
		$—	$20,059	$—	$—	$—	$—	$—	$101	$20,160

TPC Group, Inc.	Corporate Bond	$22,404	$—	$—	$(3,182)	$—	$(11)	$11	$(154)	$19,068
		$22,404	$—	$—	$(3,182)	$—	$(11)	$11	$(154)	$19,068
Total non-controlled/affiliated company investments		$27,834	$20,059	$—	$(3,182)	$177	$(11)	$11	$1,744	$46,632

		For the Six Months Ended June 30,
		2024			2023
Portfolio Company	Asset Type	Interest Income	Dividend Income	Fee Income	Interest Income		Dividend Income		Fee Income
Non-controlled/affiliated company investments:
Carlson Travel, Inc.	First Lien Secured Debt	$—	$—	$—	$	n/a	$	n/a	$	n/a
Carlson Travel, Inc.	Second Lien Secured Debt	140	—	—		n/a		n/a		n/a
Carlson Travel, Inc.	Equity - Common Stock	—	—	—		n/a		n/a		n/a
Carlson Travel, Inc.	Equity - Preferred Equity	—	—	—		n/a		n/a		n/a
		$140	$—	$—	$	n/a	$	n/a	$	n/a

PREIT Associates LP	Second Lien Secured Debt	$626	$—	$1	$	n/a	$	n/a	$	n/a
		$626	$—	$1	$	n/a	$	n/a	$	n/a

TPC Group, Inc.	Corporate Bond	$1,315	$—	$—		$538	$	n/a	$	n/a
		$1,315	$—	$—		$538	$	n/a	$	n/a
Total non-controlled/affiliated company investments		$2,081	$—	$1		$538	$	n/a	$	n/a

6. Fees, Expenses, Agreements and Related Party Transactions

Investment Advisory Agreement

The Company entered into the Investment Advisory Agreement with the Adviser, effective as of June 30, 2022, in accordance with the 1940 Act. On September 30, 2022, the Company and the Adviser entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”). For these services, the Company pays (1) a management fee equal to a percentage of the value of the Company’s Weighted Average Net Asset Value (defined below) and (2) an incentive fee based on the Company’s performance.

Base Management Fee

The Base Management Fee shall be calculated at a quarterly rate equal to 0.375% (i.e., 1.50% annually) of the Company’s Weighted Average Net Asset Value for the quarter; provided that the quarterly base management fee will be decreased to 0.25% (i.e., 1.00% annually) of the value of the Company’s Weighted Average Net Asset Value during any extension of the period in which the Company may complete a Liquidity Event. “Weighted Average Net Asset Value” means, at the time of any calculation, the weighted average shares outstanding multiplied by the average of the beginning net asset value per share and ending net asset value per share (prior to management and incentive fees) of a period of time. For the three months ended June 30, 2024 and 2023, the Company incurred $832 and $711, respectively, in base management fees. For the six months ended June 30, 2024 and 2023, the Company incurred $1,644 and $1,305, respectively, in base management fees.

Incentive Fee

The incentive fee payable under the Investment Advisory Agreement has two parts, as follows:

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

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

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

For the three months ended June 30, 2024 and 2023, the Company incurred $1,289 and $191, respectively, in incentive fees. For the six months ended June 30, 2024 and 2023, the Company incurred $2,871 and $553, respectively, in incentive fees.

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

The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company, and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. Such waivers are not subject to future reimbursement by the Company. For the three months ended June 30, 2024 and 2023, the Adviser reimbursed the Company $75 and $99, respectively, for the annualized expenses in excess of the Expense Cap. For the six months ended June 30, 2024 and 2023, the Adviser reimbursed the Company $138 and $165, respectively, for the annualized expenses in excess of the Expense Cap.

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

The Credit Agreement subjects all borrowings to availability under a borrowing base, which is based on certain undrawn subscriptions of the Company and underlying portfolio investments. Subject to the conditions to borrowing, until termination of the availability period of the Credit Agreement, the Credit Agreement permits the borrowing of revolving loans denominated in (i) U.S. Dollars up to the amount of dollar commitments and (ii) U.S. Dollars, Canadian Dollars, Euros, Pound Sterling and/or other agreed foreign currencies up to the amount of multicurrency commitments. After the termination date of the availability period of the Credit Agreement, the Credit Agreement requires the Company to make mandatory prepayments out of the proceeds of certain asset sales and other recovery events and equity and debt issuances. The availability period of the Credit Agreement will terminate on April 6, 2025 and the Credit Agreement will mature on April 6, 2026.

Unless borrowed in the Alternate Base Rate (as defined in the Credit Agreement), borrowings in: (i) U.S. Dollars have an interest rate of Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.375%, with a SOFR adjustment of 0.10% for an interest period of one month and 0.15% for an interest period of three months, (ii) Canadian Dollars have an interest rate of the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus 2.375%, (iii) Euros have an interest rate of the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus 2.375%, and (iv) Pound Sterling have an interest rate of Daily Simple RFR (as defined in the Credit Agreement) plus 2.375%, with a credit spread adjustment of 0.0326%. Borrowings based on the alternate base have an applicable margin of 1.375%. The Credit Agreement includes a commitment fee for unused commitments thereunder of (i) during the first six months following the effective date of the Credit Agreement, 0.375% per annum and (ii) thereafter until the termination date of the availability period, (x) 0.75% per annum if the daily used amount of the commitments thereunder is less than or equal to 35% of the commitments and (y) 0.50% per annum if the daily used amount of the commitments thereunder is greater than 35% of the commitments, as well as certain other fees as agreed among the Company, the Administrative Agent and the lenders.

7. Debt (Continued)

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

As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Credit Agreement.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Average debt outstanding	$146,214	$157,845
Maximum amount of debt outstanding	$178,186	$190,702

Weighted average annualized interest and other debt expenses (1)	8.45%	7.42%
Annualized amortized debt issuance cost	0.68%	0.59%
Total annualized interest and other debt expenses	9.13%	8.01%
(1)	Includes the stated interest expense and commitment fees on the unused portion of the Credit Agreement. Commitment fees for the six months ended June 30, 2024 and 2023 were $274 and $6, respectively.

During the six months ended June 30, 2024 and 2023, there was maximum of $178,186 and $190,702, respectively, of debt outstanding under the Credit Agreement, with a weighted-average interest rate, excluding amortized debt issuance cost of 8.45% and 7.42%, respectively. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of June 30, 2024 and 2023, the estimated fair value of the outstanding debt approximated its carrying value.

Total expenses related to debt for the three and six months ended June 30, 2024 and 2023 included the following:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Interest and other debt expenses	$3,175	$6,179
Amortization of deferred debt issuance costs	246	493
Total interest and other debt expenses	$3,421	$6,672

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Interest and other debt expenses	$3,194	$5,888
Amortization of deferred debt issuance costs	240	468
Total interest and other debt expenses	$3,434	$6,356

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

The Schedules of Investments includes certain revolving loan facilities and other commitments with unfunded balances at June 30, 2024 and December 31, 2023 as follows:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment at June 30, 2024	Unfunded Commitment at December 31, 2023
Accession Risk Management Group, Inc.	Delayed Draw	11/1/2029	$859	$4,916
Athena Holdco S.A.S.	Delayed Draw	4/18/2030	—	2,300
Beacon Oral Specialists Management LLC	Delayed Draw	12/14/2026	17,500	—
Doncasters US Finance LLC	Delayed Draw	4/23/2030	1,419	—
Energy Acquisition LP	Delayed Draw	5/9/2029	1,040	—
Gannett Fleming, Inc.	Revolver	12/20/2028	1,364	1,364
Hornblower Holdings, LP	Revolver	7/3/2029	2,703	—
Ironhorse Purchaser, LLC	Revolver	9/30/2027	623	398
Ironhorse Purchaser, LLC	Delayed Draw	9/30/2027	1,043	1,043
K1 Speed, Inc	Delayed Draw	1/2/2029	4,246	3,200
Keel Platform, LLC	Delayed Draw	1/19/2031	1,579	1,835
PT Intermediate Holdings III, LLC	Delayed Draw	11/1/2028	—	4,350
Total Unfunded Commitments			$32,376	$19,406

9. Other Related Party Transactions

The Company, the Administrator, the Adviser and affiliates may be considered related parties. From time to time, the Adviser advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At June 30, 2024 and December 31, 2023, there were no amounts reimbursable to the Adviser by the Company.

Pursuant to the Administration Agreement, the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For both the three months ended June 30, 2024 and 2023, no such costs were allocated to the Company. For both the six months ended June 30, 2024 and 2023, no such costs were allocated to the Company.

The Adviser has agreed to pay organization costs in an amount not to exceed $1,000 on behalf of the Company. Organization and offering costs will only be borne by the Company if such costs exceed $1,000, at which time costs associated with the organization of the Company will be expensed as incurred. For both the three months ended June 30, 2024 and 2023, the Adviser did not pay organization costs on behalf of the Company. For both the six months ended June 30, 2024 and 2023, the Adviser did not pay organization costs on behalf of the Company. These costs were waived by the Adviser as per the Investment Advisory Agreement.

As discussed in the definitive proxy statement of the Company, filed with the SEC on September 19, 2022 (the “Proxy Statement”), the Company held a special meeting of shareholders (the “Special Meeting”) to approve the Amended and Restated Investment Advisory Agreement. The Company’s shareholders approved the Amended and Restated Investment Advisory Agreement at the Special Meeting.

10. Shareholders’ Equity and Dividends

As of both June 30, 2024 and December 31, 2023, the Company had received $316,000 of equity commitments to purchase shares of the Company’s common stock. As of both June 30, 2024 and December 31, 2023, $229,100 (72.5% of total commitments), had been called.

10. Shareholders’ Equity and Dividends (Continued)

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a shareholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s dividend reinvestment plan are through newly issued shares. The following tables summarize the Company’s dividends declared and paid for the six months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 14, 2024	March 31, 2024	April 26, 2024	Regular	$0.38	$6,273
June 18, 2024	June 28, 2024	July 31, 2024	Regular	0.38	6,310
				$0.76	$12,583

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 13, 2023	March 31, 2023	April 28, 2023	Regular	$0.38	$4,857
June 15, 2023	June 30, 2023	July 27, 2023	Regular	$0.38	5,458
				$0.76	$10,315

11. Financial Highlights

The financial highlights below show the Company’s results of operations for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Per Share Data:
Per share NAV at beginning of period	$12.75	$13.48

Investment operations:
Net investment income (1)	0.98	1.02
Net realized and unrealized gain (loss)	0.27	(0.43)
Net increase (decrease) in net assets from operations (2)	1.25	0.59
Distributions declared from net investment income	(0.76)	(0.76)
Issuance of shares and others (2)	—	0.09
Total increase (decrease) in net assets	0.49	(0.08)
Per share NAV at end of period	$13.24	$13.40

Total return based on net asset value (3)	9.80%	4.38%

Shares outstanding at end of period	16,604,282	14,362,829
Ratios to average net asset value: (4)
Net investment income	15.29%	15.18%
Expenses before incentive fee (5)	8.31%	9.67%
Expenses after incentive fee (6)	9.65%	9.99%

Net assets at end of period (in thousands)	$219,889	$192,511
Ending net asset value	$13.24	$13.40
Portfolio turnover rate	37.11%	10.02%
Weighted-average debt outstanding	$146,214	$157,845
Weighted-average interest rate on debt	9.13%	8.01%
Weighted-average number of shares of common stock	16,554,772	12,760,590
Weighted-average debt per share	$8.83	$12.37
Asset coverage ratio (7)	224.2%	205.8%
(1)	Per share changes in net asset value are computed based on the weighted average of shares outstanding during the time such activity occurred.
(2)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	Not annualized for periods less than one year. Total return based on net asset value equals the change in net asset value per share from investment operations during the period divided by the beginning net asset value per share at the beginning of the period.
(4)	Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses and non-recurring income. Weighted average net assets were calculated based on considering the capital call activity during the period.
(5)	Includes all Company expenses, including interest and other debt costs prior to contractual expense reimbursement by the Investment Advisor.
(6)	Includes incentive fees and all Company expenses including interest and other debt costs prior to contractual expense reimbursement by the Investment Advisor.
(7)	In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the unaudited interim financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statement, except as disclosed below:

The Company committed to various new investments and funded existing committed delayed draw facilities with an aggregate par value of $39.7 million and received paydowns or disposed of existing investments with an aggregate par value of $25.0 million.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “eligible assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2024 and December 31, 2023, 84.6% and 77.3%, respectively, of our total assets were invested in eligible assets.

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

Organization costs consist of, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of this Report and other offering documents. As of both June 30, 2024 and 2023, the Adviser incurred no organizational costs on behalf of the Company.

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

Payment-in-kind interest

The Company expects that some of the investments in its portfolio may contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. In order for the Company to maintain its ability to be subject to tax as a RIC, substantially all of this income must be paid out to shareholders in the form of dividends for U.S. federal income tax purposes, even though the Company will not have collected any cash with respect to interest on PIK securities.

Federal income taxes

The Company intends to elect to be treated, and intends to qualify annually to maintain its election to be treated, as a RIC under Subchapter M of the Code. To maintain the Company’s RIC tax election, the Company must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. The Company also must annually distribute dividends for U.S. federal income tax purposes to its shareholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of the Company’s investment company taxable income, determined without regard to any deduction for dividends paid.

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

Portfolio and Investment Activity

At June 30, 2024, our investment portfolio of $403.3 million (at fair value) consisted of 39 portfolio companies and was invested 70.9% in first lien secured debt, 21.4% in corporate bonds, 1.3% in equity, 6.3% in second lien secured debt and 0.1% in revolvers. At December 31, 2023, our investment portfolio of $359.1 million (at fair value) consisted of 36 portfolio companies and was invested 72.7% in first lien secured debt, 25.8% in corporate bonds, 1.0% in equity and 0.5% in second lien secured debt. At June 30, 2024 and December 31, 2023, our average portfolio company investment at fair value was approximately $10.3 million and $10.0 million, respectively. At June 30, 2024 and December 31, 2023, our largest portfolio company investment by value was approximately 3.7% and 6.4% of our portfolio, respectively, and our five largest portfolio company investments by value comprised approximately 12.1% and 28.4% of our portfolio.

The industry composition of our portfolio at fair value at June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Aerospace & Defense	6.0	—
Beverage, Food & Tobacco	1.1	1.7
Capital Equipment	1.3	—
Chemicals, Plastics, & Rubber	4.7	7.6
Construction & Building	3.4	7.1
Consumer Goods: Durable	7.6	4.4
Consumer Goods: Non-Durable	2.2	3.9
Environmental Industries	6.0	6.8
FIRE: Insurance	1.3	5.7
FIRE: Real Estate	5.0	5.6
Healthcare & Pharmaceuticals	5.1	7.7
Hotel, Gaming & Leisure	10.0	4.0
Metals & Mining	4.6	3.4
Retail	7.2	7.7
Services: Business	12.9	8.5
Services: Consumer	9.3	6.7
Software	4.8	4.9
Technology Enabled Services	1.9	7.9
Transportation: Consumer	4.2	4.8
Wholesale	1.4	1.6
	100.0%	100.0%

The weighted average effective yield of our debt and total portfolio was 13.6% and 13.5% at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, 80.5% and 76.8%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as SOFR, PRIME or the EURIBOR Rate, and 18.2% and 22.3%, respectively, of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 77.0% and 79.3% at June 30, 2024 and December 31, 2023, respectively. As of both June 30, 2024 and December 31, 2023, zero debt investments in the portfolio were on non-accrual status.

Results of Operations

Investment income

Total investment income for the three months ended June 30, 2024 and 2023, was $13.1 million and $12.2 million, respectively. The investment income was mainly comprised of $11.2 million cash interest income, $1.2 million paid-in-kind interest, and $0.7 million other income, respectively (three months ended June 30, 2023: $11.5 million in cash interest income, $0.2 million paid-in-kind interest and $0.5 million other income). Other income consists primarily of fees earned on our debt investments.

Total investment income for the six months ended June 30, 2024 and 2023, was $27.9 million and $21.7 million, respectively. The investment income mainly comprised of $23.9 million cash interest income, $1.5 million paid-in-kind interest, and $2.5 million other income, respectively (six months ended June 30, 2023: $20.7 million cash interest income, $0.4 million paid-in-kind interest and $0.6 million other income). Other income consists primarily of fees earned on our debt investments.

Total operating expenses for the three months ended June 30, 2024 were $5.8 million, comprised of $3.4 million in interest and other debt expenses, $0.8 million in management fees, $1.3 million in incentive fees and $0.3 million in all other expenses.

Total operating expenses for the three months ended June 30, 2023 were $4.7 million, comprised of $3.4 million in interest and other debt expenses, $0.7 million in management fees, $0.2 million in incentive fees and $0.4 million in all other expenses.

Total operating expenses for the six months ended June 30, 2024 were $11.8 million, comprised of $6.7 million in interest and other debt expenses, $1.6 million in management fees, $2.9 million in incentive fees and $0.6 million in all other expenses.

Total operating expenses for the six months ended June 30, 2023 were $8.8 million, comprised of $6.4 million in interest and other debt expenses, $1.3 million in management fees, $0.6 million in incentive fees, and $0.5 million in all other expenses.

Net investment income

For the three months ended June 30, 2024 and 2023, net investment income was $7.3 million and $7.6 million, respectively. For the six months ended June 30, 2024 and 2023, net investment income was $16.3 million and $13.1 million, respectively.

Net realized and unrealized gain or loss

For the three months ended June 30, 2024 and 2023, the net realized gain / (loss) on investments and foreign currency debt was $1.4 million and ($1.5) million, respectively, and the net realized gain / (loss) on derivatives was $0.1 million and $0.04 million, respectively.

For the six months ended June 30, 2024 and 2023, the net realized gain / (loss) on investments and foreign currency debt was $1.0 million and ($0.05) million, respectively, and the net realized gain / (loss) on derivatives was $0.6 million and $0.1 million, respectively.

For the three months ended June 30, 2024 and 2023, the change in net unrealized appreciation / (depreciation) on investments and foreign currency debt was ($2.1) million and ($5.4) million, respectively, and the change in net unrealized appreciation / depreciation on derivatives was $0.03 million and $0.3 million, respectively.

For the six months ended June 30, 2024 and 2023, the change in net unrealized appreciation / (depreciation) on investments and foreign currency debt was $2.6 million and ($5.8) million, respectively, and the change in net unrealized appreciation / depreciation on derivatives was $0.2 million and $0.1 million, respectively.

Incentive compensation

For the three months ended June 30, 2024 and 2023, the Company incurred $1.3 million and $0.2 million, respectively in incentive fees.

For the six months ended June 30, 2024 and 2023, the Company incurred $2.9 million and $0.6 million, respectively in incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For both the three months ended June 30, 2024 and 2023, the Company incurred no excise tax.

Net increase / (decrease) in net assets resulting from operations

For the three months ended June 30, 2024 and 2023, the net change in net assets applicable to common shareholders resulting from operations was $6.8 million and $1.1 million, respectively.

For the six months ended June 30, 2024 and 2023, the net change in net assets applicable to common shareholders resulting from operations was $20.7 million and $7.5 million, respectively.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the three months ended June 30, 2024 and 2023 (in thousands, excluding shares):

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Shares Issued	96,793	1,581,340	299,510	4,138,175
Average Price Per Share	$13.20	$13.71	$12.90	$13.90
Proceeds	$1,278	$21,679	$3,863	$57,532

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

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company’s sole initial shareholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result, under current law, the Company is permitted as a BDC to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (a two-to-one debt-to-equity ratio). As of June 30, 2024 and December 31, 2023, the Company’s asset coverage ratio were 224.2% and 243.9%, respectively.

Net cash provided by / (used in) operating activities during the six months ended June 30, 2024 and 2023, were ($17.0) million and ($107.7) million, respectively, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of ($35.5) million and ($103.6) million, respectively, and net investment income (net of non-cash income and expenses) of approximately $16.3 million and $13.1 million, respectively.

Net cash provided by / (used in) financing activities was $16.1 million and $106.7 million, respectively, for the six months ended June 30, 2024 and 2023, consisting primarily of zero and $55.5 million, respectively, from the issuance of common shares, $31.9 million and $60.2 million, respectively, from net amounts drawn on the Credit Agreement and ($15.8) million and ($9.0) million, respectively, from distributions paid.

At June 30, 2024 and December 31, 2023, we had $0.1 million and $0.8 million in cash and cash equivalents, respectively, and zero and $0.2 million in restricted cash, respectively.

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

Distributions to shareholders for the three months ended June 30, 2024 and 2023, totaled $6.3 million ($0.38 per share) and $5.5 million ($0.38 per share), respectively. Distributions to shareholders for the six months ended June 30, 2024 and 2023, totaled $12.6 million ($0.76 per share) and $10.3 million ($0.76 per share), respectively.

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

The Company committed to various new investments and funded existing committed delayed draw facilities with an aggregate par value of $39.7 million and received paydowns or disposed of existing investments with an aggregate par value of $25.0 million.

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

Investment valuation risk

Because there is not a readily available market value for certain of the investments in our portfolio, we value such of our portfolio investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of our Board of Directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our Board of Directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise and are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” as well as Notes 2 and 3 to our financial statements from June 30, 2024 (unaudited) and December 31, 2023 for more information relating to our investment valuation.

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

At June 30, 2024 and December 31, 2023, 80.5% and 76.8%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as SOFR, PRIME or the EURIBOR Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At June 30, 2024 and December 31, 2023, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 77.0% and 79.3%, respectively. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Based on our Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annual impact on net investment income (excluding the related management fees and incentive fee impact) of base rate changes in interest rates (considering that interest rate floors for variable rate instruments and that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change (1)	Net Investment Income (Loss)	Net Investment Income (Loss) Per Share
Up 300 basis points	$7,585	$0.46
Up 200 basis points	5,104	0.31
Up 100 basis points	2,623	0.16
Down 100 basis points	(2,339)	(0.14)
Down 200 basis points	(4,820)	(0.29)
Down 300 basis points	(7,302)	(0.44)
(1)	Includes the impact of our interest rate swaps as a result of interest rate changes. For interest rate swaps, we assume only the next 1 year is impacted by the change in base rate and so we multiply the notional amount of our swap by the Basis Point Change. It does not adjust interest swaps for changes in future years, and it does not adjust interest rate swaps for the implied interest rate expectation in the swaps.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

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

Redwood Enhanced Income Corp.

Date: August 12, 2024	By:	/s/ Ruben Kliksberg
	Name:	Ruben Kliksberg
	Title:	Co-President

Date: August 12, 2024	By:	/s/ Sean Sauler
	Name:	Sean Sauler
	Title:	Co-President

Date: August 12, 2024	By:	/s/ Toni Healey
	Name:	Toni Healey
	Title:	Chief Financial Officer