Form 10-Q
period 2024-09-30
Redwood Enhanced Income Corp.
filed 2024-11-13
CIK 1870267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2024

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

As of September 30, 2024, there was no established public market for the Registrant’s shares of common stock.

The number of the Registrant’s shares of common stock outstanding on November 13, 2024 was 16,793,032.

REDWOOD ENHANCED INCOME CORP.

FORM 10-Q

Redwood Enhanced Income Corp.

Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Non-controlled/non-affiliated investments, at fair value (1)	$368,710	$331,288
Non-controlled/affiliated investments, at fair value (2)	47,170	27,834
Cash and cash equivalents	86	778
Restricted cash	221	224
Derivatives, at fair value	90	271
Receivables for investments sold	9,684	—
Interest and other receivables	6,565	7,198
Deferred debt issuance costs	470	1,206
Prepaid expenses and other assets	—	70
Total assets	$432,996	$368,869

Liabilities
Debt	$199,956	$144,491
Incentive fees payable	1,134	1,081
Interest and other debt related payables	127	958
Distributions payable	6,347	13,370
Payable for investments purchased	7,576	—
Management fees payable	770	634
Accrued expenses and other liabilities	204	396
Total liabilities	$216,114	$160,930

Commitments and contingencies (Note 8)

Net assets	$216,882	$207,939

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value (1,000,000,000 shares authorized, 16,703,634 and 16,304,772 shares issued and outstanding, respectively)	$16	$16
Paid-in capital in excess of par	239,867	234,688
Distributable earnings (deficit)	(23,001)	(26,765)
Total net assets	216,882	207,939
Total liabilities and net assets	$432,996	$368,869

Shares outstanding	16,703,634	16,304,772

Net asset value per share	$12.98	$12.75
(1)	Non-controlled/non-affiliated investments at amortized cost $391,734 and $351,267 as of September 30, 2024 and December 31, 2023, respectively.
(2)	Non-controlled/affiliated investments at amortized cost $41,846 and $24,721 as of September 30, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Operations (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Investment income:
Non-controlled/non-affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	$11,737	$11,961	$33,530	$32,195
PIK interest income	346	193	1,631	590
Other income	106	179	2,666	746
Total investment income from non-controlled/non-affiliated company investments	12,189	12,333	37,827	33,531
Non-controlled/affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	1,313	711	3,394	1,249
PIK interest income	77	—	254	—
Total investment income from non-controlled/affiliated company investments	1,390	711	3,648	1,249
Total investment income	13,579	13,044	41,475	34,780

Operating expenses:
Interest and other debt expenses	4,041	3,693	10,713	10,049
Management fees	829	723	2,473	2,028
Administrative expenses	55	27	154	118
Professional fees	73	225	239	390
Directors’ fees	56	56	169	169
Custody and transfer agent fees	20	20	60	60
Incentive fees	1,134	421	4,005	974
Other operating expenses	73	117	229	318
Total operating expenses, before expense reimbursement	6,281	5,282	18,042	14,106
Expense reimbursement	(59)	(286)	(197)	(451)
Total operating expenses, net of expense reimbursement	6,222	4,996	17,845	13,655
Net investment income (loss)	7,357	8,048	23,630	21,125

Net realized and unrealized gain (loss) on derivatives	(370)	8	384	216

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(746)	1,198	981	1,056
Non-controlled/affiliated investments	—	—	11	—
Foreign currency debt	(810)	(263)	(1,474)	(167)
Net realized gain (loss)	(1,556)	935	(482)	889
Change in net unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(4,156)	(6,227)	(3,017)	(11,491)
Non-controlled/affiliated investments	467	241	2,210	52
Foreign currency investments	284	(896)	(29)	(1,029)
Foreign currency debt	(2)	279	(2)	113
Net change in net unrealized appreciation (depreciation)	(3,407)	(6,603)	(838)	(12,355)

Net realized and unrealized gain (loss)	(4,963)	(5,668)	(1,320)	(11,466)

Net increase (decrease) in net assets from operations	$2,024	$2,388	$22,694	$9,875

Net investment income (loss) per share (basic and diluted)	$0.44	$0.56	$1.42	$1.59
Earnings (loss) per share (1)	$0.12	$0.17	$1.37	$0.74

Basic and diluted weighted average shares outstanding	16,654,230	14,437,445	16,604,755	13,325,684
(1)	Computed based on the weighted average shares outstanding and capital activity during the time periods such earnings occurred.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Changes in Net Assets (Unaudited)

(in thousands, except shares)

			Paid-in-
			Capital in	Distributable
	Common Stock		Excess of	Earnings	Total Net
	Shares	Par Amount	Par Value	(Loss)	Assets
Balance at June 30, 2023	14,362,829	$14	$208,920	$(16,423)	$192,511
Issuance of common stock	—	—	—	—	—
Common stock issued from reinvestment of distributions	76,274	—	1,022	—	1,022
Distributions to shareholders	—	—	—	(5,487)	(5,487)
Net investment income	—	—	—	8,048	8,048
Net realized and unrealized gain (loss) on derivatives	—	—	—	8	8
Net realized gain (loss)	—	—	—	935	935
Change in net unrealized appreciation (depreciation)	—	—	—	(6,603)	(6,603)
Balance at September 30, 2023	14,439,103	$14	$209,942	$(19,522)	$190,434

Balance at June 30, 2024	16,604,282	$16	$238,551	$(18,678)	$219,889
Issuance of common stock	—	—	—	—	—
Common stock issued from reinvestment of distributions	99,352	—	1,316	—	1,316
Distributions to shareholders	—	—	—	(6,347)	(6,347)
Net investment income	—	—	—	7,357	7,357
Net realized and unrealized gain (loss) on derivatives	—	—	—	(370)	(370)
Net realized gain (loss)	—	—	—	(1,556)	(1,556)
Change in net unrealized appreciation (depreciation)	—	—	—	(3,407)	(3,407)
Balance at September 30, 2024	16,703,634	$16	$239,867	$(23,001)	$216,882

			Paid-in-
			Capital in	Distributable
	Common Stock		Excess of	Earnings	Total Net
	Shares	Par Amount	Par Value	(Loss)	Assets
Balance at December 31, 2022	10,224,654	$10	$151,392	$(13,595)	$137,807
Issuance of common stock	3,991,830	4	55,540	—	55,544
Common stock issued from reinvestment of distributions	222,619	—	3,010	—	3,010
Distributions to shareholders	—	—	—	(15,802)	(15,802)
Net investment income	—	—	—	21,125	21,125
Net realized and unrealized gain (loss) on derivatives	—	—	—	216	216
Net realized gain (loss)	—	—	—	889	889
Change in net unrealized appreciation (depreciation)	—	—	—	(12,355)	(12,355)
Balance at September 30, 2023	14,439,103	$14	$209,942	$(19,522)	$190,434

Balance at December 31, 2023	16,304,772	$16	$234,688	$(26,765)	$207,939
Issuance of common stock	—	—	—	—	—
Common stock issued from reinvestment of distributions	398,862	—	5,179	—	5,179
Distributions to shareholders	—	—	—	(18,930)	(18,930)
Net investment income	—	—	—	23,630	23,630
Net realized and unrealized gain (loss) on derivatives	—	—	—	384	384
Net realized gain (loss)	—	—	—	(482)	(482)
Change in net unrealized appreciation (depreciation)	—	—	—	(838)	(838)
Balance at September 30, 2024	16,703,634	$16	$239,867	$(23,001)	$216,882

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$22,694	$9,875
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(233,698)	(162,411)
Proceeds from disposition of investments	182,336	70,096
Net realized (gain) loss on investments	(992)	(1,056)
Net realized (gain) loss on foreign currency debt	1,474	167
Change in net unrealized (appreciation)/depreciation of investments	807	11,439
Change in net unrealized (appreciation)/depreciation of foreign currency investments	29	1,029
Change in net unrealized (appreciation)/depreciation of foreign currency debt	2	(113)
Net amortization of investment discounts and premiums	(2,344)	(3,066)
Amortization of deferred debt issuance costs	743	711
PIK interest and other income capitalized	(2,896)	(590)
Changes in assets and liabilities:
Decrease (increase) in derivatives, at fair value	181	(221)
Decrease (increase) in receivable for investments sold	(9,684)	(1,908)
Decrease (increase) in interest and other receivables	633	(3,855)
Decrease (increase) in prepaid expenses and other assets	70	268
Increase (decrease) in incentive fees payable	53	421
Increase (decrease) in interest and other debt related payables	(831)	(14)
Increase (decrease) in payable for investments purchased	7,576	(13,883)
Increase (decrease) in management fees payable	136	(74)
Increase (decrease) in accrued expenses and other liabilities	(192)	14
Net cash provided by (used in) operating activities	(33,903)	(93,171)

Financing activities
Proceeds from shares of common stock sold	—	55,544
Debt borrowings	237,553	172,783
Debt repayments	(183,564)	(123,273)
Distribution paid	(20,774)	(13,398)
Deferred debt issuance costs paid	(7)	(75)
Net cash provided by (used in) financing activities	33,208	91,581

Net increase (decrease) in cash and cash equivalents and restricted cash	(695)	(1,590)
Cash and cash equivalents and restricted cash at beginning of period	1,002	3,293
Cash and cash equivalents and restricted cash at end of period	$307	$1,703

Supplemental cash flow information
Interest and other debt expenses paid	$10,801	$9,352
Other financing fees paid	$—	$75
Reinvestment of shareholder distributions	$5,179	$3,010

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited)

September 30, 2024

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Secured Debt
Aerospace & Defense
Astronics Corporation	First Lien Secured Debt	1M SOFR	1.00%	S + 6.60%	7/11/2027	20,249	$19,843	$20,249	9.34%	(A) (C) (E)
BlueHalo Global Holdings, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	10/31/2025	4,944	$4,870	$4,895	2.26	(A) (E)
Doncasters US Finance LLC (United Kingdom)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	4/23/2030	14,119	$13,825	$13,978	6.45	(A) (B)
Doncasters US Finance LLC (Delayed Draw Loan) (United Kingdom)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	4/23/2030	1,419	$(15)	$(14)	(0.01)	(A) (B) (D)
Keel Platform, LLC	First Lien Secured Debt	3M SOFR	0.75%	S + 5.25%	1/19/2031	5,394	$5,318	$5,367	2.47	(A) (E)
Keel Platform, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.75%	S + 5.25%	1/19/2031	1,579	$367	$370	0.17	(A) (D) (E)
							$44,208	$44,845	20.68
Beverage, Food & Tobacco
Wellful Inc.	First Lien Secured Debt	1M SOFR	0.75%	S + 6.25%	4/21/2027	6,921	$6,732	$4,222	1.95	(A)
							$6,732	$4,222	1.95
Capital Equipment
Brock Holdings III, LLC	First Lien Secured Debt	3M SOFR	0.50%	S + 6.00%	5/2/2030	5,171	$5,072	$5,204	2.40	(A)
							$5,072	$5,204	2.40
Consumer Goods: Durable
Augusta Sportswear, Inc.	First Lien Secured Debt	1M SOFR	1.00%	S + 6.50%	11/21/2029	12,437	$12,207	$12,189	5.62	(A)
Bad Boy Mowers JV Acquisition, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 6.00%	11/9/2029	11,910	$11,646	$11,910	5.49	(A) (E)
SVP Singer Holdings Inc.	First Lien Secured Debt	1M SOFR	0.75%	S + 8.36% PIK	7/28/2028	19,053	$15,018	$4,644	2.14	(A)
SVP Singer Holdings Inc. (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.75%	S + 9.86% PIK	9/14/2025	1,075	$645	$645	0.30	(A) (D) (E)
							$39,516	$29,388	13.55
Consumer Goods: Non-Durable
Farfetch US Holdings Inc. (United Kingdom)	First Lien Secured Debt	3M SOFR	0.50%	S + 6.25%	10/20/2027	9,601	$9,210	$8,593	3.96	(A) (B) (C)
							$9,210	$8,593	3.96
Environmental Industries
Ironhorse Purchaser, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 5.25%	9/30/2027	10,495	$10,337	$10,461	4.82	(A) (E)
Ironhorse Purchaser, LLC (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	1.00%	S + 5.25%	9/30/2027	1,043	$—	$(3)	—	(A) (D) (E)
Ironhorse Purchaser, LLC	First Lien Secured Debt - Revolver	1M SOFR	1.00%	S + 5.25%	9/30/2027	1,000	$411	$424	0.20	(A) (D) (E)
							$10,748	$10,882	5.02
Healthcare & Pharmaceuticals
Beacon Oral Specialists Management LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	12/14/2026	17,500	$3,591	$3,383	1.56	(A) (D) (E)
Inotiv, Inc.	First Lien Secured Debt	3M SOFR	1.00%	S + 6.5% plus 0.25% PIK	11/5/2026	11,937	$11,854	$10,743	4.95	(A) (C)
Sonrava Health Holdings, LLC	First Lien Secured Debt	6M SOFR	0.75%	S + 6.93%	5/18/2028	5,332	$5,161	$5,332	2.46	(A)
							$20,606	$19,458	8.97
Hotel, Gaming & Leisure
K1 Speed, Inc	First Lien Secured Debt	3M SOFR	1.00%	S + 6.25%	1/2/2029	20,754	$20,333	$20,391	9.40	(A) (E)
K1 Speed, Inc (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.25%	1/2/2029	4,246	$(26)	$(74)	(0.03)	(A) (D) (E)
Xponential Fitness LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	3/16/2026	19,943	$19,789	$19,943	9.19	(A) (C) (E)
							$40,096	$40,260	18.56
Metals & Mining
Alchemy US Holdco 1, LLC	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	7/31/2029	2,323	$2,514	$2,547	1.16	(A) (E)
Alchemy US Holdco 1, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.50%	7/31/2029	11,506	$11,506	$11,334	5.23	(A) (E)
Alchemy US Holdco 1, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.50%	7/31/2029	968	$—	$(7)	—	(A) (D) (E)
Titan Purchaser, Inc	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	3/1/2030	3,434	$3,404	$3,486	1.61	(A)
							$17,424	$17,360	8.00
Retail
At Home Group, Inc.	First Lien Secured Debt	1M SOFR	0.50%	S + 4.36%	7/24/2028	5,653	$4,818	$2,443	1.13	(A)
Chinos Intermediate 2 LLC	First Lien Secured Debt	1M SOFR	0.00%	S + 6.00%	9/29/2031	6,074	$5,968	$6,081	2.80	(A)
Claire's Stores, Inc.	First Lien Secured Debt	1M SOFR	0.00%	S + 6.60%	12/18/2026	14,170	$13,970	$11,808	5.44	(A)
							$24,756	$20,332	9.37
Services: Business
Aptim Corp.	First Lien Secured Debt	1M SOFR	0.00%	S + 7.50%	5/23/2029	13,216	$13,216	$13,249	6.12	(A)
Energy Acquisition LP	First Lien Secured Debt	6M SOFR	2.00%	S + 6.50%	5/9/2029	18,913	$18,552	$18,599	8.58	(A) (E)
Energy Acquisition LP (Delayed Draw Loan)	First Lien Secured Debt	6M SOFR	2.00%	S + 6.50%	5/9/2029	1,040	$(19)	$(18)	(0.01)	(A) (D) (E)
S&S Holdings, LLC	First Lien Secured Debt	1M SOFR	0.50%	S + 5.10%	3/11/2028	10,087	$9,557	$10,028	4.62	(A)
							$41,306	$41,858	19.31
Services: Consumer
Houghton Mifflin Harcourt Co	First Lien Secured Debt	1M SOFR	1.00%	S + 8.10%	4/7/2028	12,344	$12,344	$12,663	5.84	(A)
Staples, Inc.	First Lien Secured Debt	3M SOFR	0.50%	S + 5.75%	9/1/2029	4,954	$4,765	$4,496	2.07	(A)
							$17,109	$17,159	7.91
Software
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	First Lien Secured Debt	1M SOFR	0.75%	S + 7.00% PIK	5/5/2028	778	$752	$739	0.34	(A)
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	First Lien Secured Debt	1M SOFR	0.75%	S + 1.00% plus 5.00% PIK	5/5/2028	620	$620	$589	0.27	(A)
							$1,372	$1,328	0.61
Technology Enabled Services
Argano, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 5.75%	9/13/2029	11,957	$11,686	$11,717	5.39	(A) (E)
Argano, LLC (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	1.00%	S + 5.75%	9/13/2029	2,609	$—	$(26)	(0.01)	(A) (D) (E)
Argano, LLC	First Lien Secured Debt - Revolver	1M SOFR	1.00%	S + 5.75%	9/13/2029	435	$—	$(9)	—	(A) (D) (E)
Electronics For Imaging, Inc.	First Lien Secured Debt	1M SOFR	0.00%	S + 5.10%	7/23/2026	8,931	$8,818	$7,823	3.61	(A)
							$20,504	$19,505	8.99

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2024

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Transportation: Consumer
Hornblower Holdings, LP	First Lien Secured Debt	3M SOFR	1.00%	S + 5.50%	7/3/2029	17,254	$17,068	$17,090	7.88	(A) (E)
Hornblower Holdings, LP	First Lien Secured Debt - Revolver	3M SOFR	1.00%	S + 5.50%	7/3/2029	2,703	$—	$(29)	(0.01)	(A) (D) (E)
							$17,068	$17,061	7.87
Wholesale
Unique Bidco AB (Sweden)	First Lien Secured Debt	1M EURIBOR	0.00%	E + 5.25%	3/11/2029	5,577	$5,205	$5,789	2.67	(A) (B)
							$5,205	$5,789	2.67
Total First Lien Secured Debt							$320,932	$303,244	139.82%

Second Lien Secured Debt
Software
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	Second Lien Secured Debt	1M SOFR	0.75%	S + 1.00% plus 6.50% PIK	5/5/2028	5,021	$3,816	$2,156	0.99	(A)
							$3,816	$2,156	0.99
Total Second Lien Secured Debt							$3,816	$2,156	0.99%

Corporate Bond
Construction & Building
Werner FinCo LP	Corporate Bond	NA	NA	11.50%	6/15/2028	1,070	$1,045	$1,179	0.54	(A)
							$1,045	$1,179	0.54
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	NA	5.00% plus 4.00% PIK	8/5/2026	13,597	$13,597	$13,348	6.15	(A) (B) (E)
							$13,597	$13,348	6.15
Retail
At Home Group, Inc.	Corporate Bond	NA	NA	4.88%	7/15/2028	8,418	$7,103	$3,986	1.84	(A)
Guitar Center, Inc.	Corporate Bond	NA	NA	8.50%	1/15/2026	10,888	$10,374	$9,454	4.36	(A)
							$17,477	$13,440	6.20
Services: Consumer
MoneyGram International Inc	Corporate Bond	NA	NA	9.00%	6/1/2030	7,721	$6,580	$7,397	3.41	(A)
Staples, Inc.	Corporate Bond	NA	NA	10.75%	9/1/2029	9,202	$9,091	$8,926	4.12	(A)
Stonemor, Inc.	Corporate Bond	NA	NA	8.50%	5/15/2029	4,692	$4,412	$4,184	1.93	(A) (C)
							$20,083	$20,507	9.46
Software
Aptos Canada, Inc.	Corporate Bond	1M SOFR	1.00%	S + 7.61%	3/2/2027	15,000	$14,784	$14,836	6.84	(A) (E)
							$14,784	$14,836	6.84
Total Corporate Bonds							$66,986	$63,310	29.19%

Total Investments - non-controlled/non-affiliated							$391,734	$368,710	170.00%

Investments - non-controlled/affiliated

First Lien Secured Debt
FIRE: Real Estate
PREIT Associates LP	First Lien Secured Debt	1M SOFR	0.00%	S + 7.00%	4/1/2029	20,059	$20,059	$20,109	9.27	(A) (C)
							$20,059	$20,109	9.27
Total First Lien Secured Debt							$20,059	$20,109	9.27%

Second Lien Secured Debt
Services: Business
Carlson Travel, Inc.	Second Lien Secured Debt	NA	0.00%	15.00% PIK	5/8/2029	2,003	$2,003	$2,304	1.06	(A) (E)
							$2,003	$2,304	1.06
Total Second Lien Secured Debt							$2,003	$2,304	1.06%

Corporate Bond
Chemicals, Plastics, & Rubber
TPC Group, Inc.	Corporate Bond	NA	NA	13.00%	12/16/2027	18,872	$18,956	$19,229	8.87	(A)
							$18,956	$19,229	8.87
Total Corporate Bonds							$18,956	$19,229	8.87%

Equity
Services: Business
Carlson Travel, Inc.	Equity - Common Stock	NA	NA	NA	NA	2,426	$—	$2,377	1.10	(E)
Carlson Travel, Inc.	Equity - Preferred Equity	NA	NA	NA	NA	1,703	$828	$3,151	1.45	(E)
							$828	$5,528	2.55
Total Equity							$828	$5,528	2.55%

Total Investments - non-controlled/affiliated							$41,846	$47,170	21.75%

Cash Equivalents
Cash Equivalents							$77	$77	0.04	(F)
Total Cash Equivalents							$77	$77	0.04%

Total Investments and Cash Equivalents							$433,657	$415,957	191.79%

Derivatives, at fair value	Company Receives	Company Pays	Counterparty		Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461%	Goldman Sachs & Co. LLC		6/17/2027	7,000		$(42)
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601%	Goldman Sachs & Co. LLC		7/7/2027	5,000		$132
Total Derivatives						12,000		$90

Notes to the Schedule of Investments:

(A)	Debt investments include investments in bank debt and corporate bonds that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(C)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(D)	Includes an unfunded commitment that was acquired and/or valued at a discount.
(E)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (See Note 3).
(F)	Cash equivalents balance represents amounts held in the interest-bearing money market fund – US Bank Money Market Deposit Account – and currently yields a rate of 4.6% as of September 30, 2024.

PRIME, SOFR or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $233,698 and $182,336, respectively, for the nine months ended September 30, 2024. Aggregate acquisitions do not include investment assets received as payment in kind. Aggregate dispositions include principal paydowns and maturities of debt investments. As of September 30, 2024, approximately 22.5% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $184,193 and $92,393, respectively, for the year ended December 31, 2023. Aggregate acquisitions do not include investment assets received as payment in kind. Aggregate dispositions include principal paydowns and maturities of debt investments. As of December 31, 2023, approximately 22.7% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of December 31, 2023, our cash balance exceeded federally insured limits. The Adviser continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account. Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2024 and December 31, 2023 were $86 and $778, respectively.

Restricted Cash

Restricted cash represents cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of September 30, 2024 and December 31, 2023, restricted cash included $221 and $224, respectively, held with Goldman Sachs & Co. LLC, as collateral for interest rate swaps. Restricted cash is carried at cost, which approximates fair value.

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

Investment Valuation Process

The Adviser, as the Company’s valuation designee (the “Valuation Designee”), undertakes a multi-step valuation process under the supervision of the Board of Directors (“Board”). In calculating the value of the Company’s total assets, the Adviser values investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Debt and equity securities that are not publicly traded, whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by the Valuation Designee, under the direction of our Board. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

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

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at September 30, 2024 and December 31, 2023, respectively, and reported in U.S. dollars. Purchases and sales of investments and revenue and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in realized and unrealized gain (loss) on foreign currency investments, in the Statements of Operations.

Investments in foreign companies and securities of foreign governments may involve special risks and considerations not typically associated with investments in U.S. companies and securities of the U.S. Government. These risks include, among other things, revaluation of currencies, less reliable information about issuers, different transaction clearance and settlement practices, and potential future adverse political and economic developments. Moreover, investments in foreign companies, securities of foreign governments and their markets may be less liquid and their prices more volatile than those of comparable U.S. companies and the U.S. Government.

Expenses

Expenses include management fees, performance-based incentive fees, interest expense, insurance expense, administrative service fees, legal fees, directors’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis. As noted in Note 6, certain expenses of the Company are subject to a cap as agreed with the Adviser.

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

2. Summary of Significant Accounting Policies (Continued)

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

The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. The FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. At the time that Update 2020-04 (“Update”) was issued, the UK Financial Conduct Authority (“FCA”) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022 - 12 months after the expected cessation date of all currencies and tenors of

2. Summary of Significant Accounting Policies (Continued)

LIBOR. In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR will be June 30, 2023, which is beyond the current sunset date of Topic 848. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this Update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 (“FASB Sunset Date”), after which entities will no longer be permitted to apply the relief in Topic 848.

Management had evaluated the impact of Topic 848 on the Company’s investments, derivatives, debt and other contracts that will undergo reference rate-related modifications as a result of the Reference Rate Reform. Management has no concerns in adopting Topic 848 by the FASB Sunset Date. Management will continue to work with other financial institutions and counterparties to modify contracts as required by applicable regulation and within the regulatory deadlines. As of September 30, 2024, management believes these accounting standards have no impact on the Company and does not have any concerns of adopting the regulations by FASB Sunset Date.

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

At September 30, 2024, the Company’s investments were categorized as follows:

	Fair Value Measurements
September 30, 2024	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien secured debt (2)	$—	$164,194	$158,773	$322,967
Second lien secured debt	—	2,156	2,304	4,460
Corporate bond	—	54,355	28,184	82,539
Revolver	—	—	386	386
Equity - Preferred equity	—	—	3,151	3,151
Equity - Common stock	—	—	2,377	2,377
Total investments	$—	$220,705	$195,175	$415,880
Derivatives	$—	$90	$—	$90
Cash equivalents	$77	$—	$—	$77

3. Investments (Continued)

At December 31, 2023, the Company’s investments were categorized as follows;

	Fair Value Measurements
December 31, 2023	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien secured debt (2)	$—	$136,706	$118,248	$254,954
Second lien secured debt	—	—	2,012	2,012
Corporate bond	—	64,589	28,147	92,736
Revolver	—	5,418	584	6,002
Equity - Preferred equity	—	—	3,151	3,151
Equity - Common stock	—	—	267	267
Total investments	$—	$206,713	$152,409	$359,122
Derivatives	$—	$271	$—	$271
Cash equivalents	$220	$—	$—	$220
(1)	Fair value based upon quoted prices in inactive markets or quotes for comparable investments.
(2)	Includes senior secured loans.

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2024 included the following:

	September 30, 2024
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$14,836	Yield analysis	Market yield	12.52%	14.39%	13.46%
		EV market multiple analysis	EBITDA multiple	11.50x	12.50x	12.00x
Corporate bond	13,348	Yield analysis	Market yield	10.16%	10.16%	10.16%
		Black scholes option pricing model	Volatility	10.00%	41.50%	25.75%
		Black scholes option pricing model	Term	1.84 years	1.84 years	1.84 years
		Black scholes option pricing model	Risk free rate	3.44%	3.44%	3.44%
First lien secured debt	40,260	Yield analysis	Market yield	9.45%	11.05%	10.28%
First lien secured debt	18,581	Yield analysis	Market yield	10.52%	10.94%	10.73%
		EV market multiple analysis	EBITDA multiple	7.00x	8.00x	7.50x
First lien secured debt	62,036	Recent transactions	Transaction price	N/A	N/A	N/A
First lien secured debt	37,896	Market quotation	Market quotation	N/A	N/A	N/A
Second lien secured debt	2,304	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
		Discounted cash flow analysis	Revenue growth rate	3.25%	4.25%	3.75%
		EV market multiple analysis	EBITDA multiple	9.79x	15.39x	12.59x
Revolver	386	Recent transactions	Transaction price	N/A	N/A	N/A
Equity - Preferred equity	3,151	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
		Discounted cash flow analysis	Revenue growth rate	3.25%	4.25%	3.75%
		EV market multiple analysis	EBITDA multiple	9.79x	15.39x	12.59x
Equity - Common stock	2,377	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
		Discounted cash flow analysis	Revenue growth rate	3.25%	4.25%	3.75%
		EV market multiple analysis	EBITDA multiple	9.79x	15.39x	12.59x
Total	$195,175

3. Investments (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2023 included the following:

	December 31, 2023
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$14,700	Yield analysis	Market yield	11.60%	12.60%	12.10%
Corporate bond	13,447	Yield analysis	Market yield	13.08%	13.08%	13.08%
		Black Scholes Option Pricing Model	Volatility	10.00%	47.50%	28.75%
		Black Scholes Option Pricing Model	Term	2.60 years	2.60 years	2.60 years
		Black Scholes Option Pricing Model	Risk free rate	4.10%	4.10%	4.10%
First lien secured debt	38,162	Yield analysis	Market yield	9.86%	11.91%	10.81%
		EV market multiple analysis	EBITDA multiple	11.50x	13.25x	12.47x
First lien secured debt	29,931	Yield analysis	Market yield	9.44%	12.24%	10.57%
First lien secured debt	14,523	Recent transactions	Transaction price	N/A	N/A	N/A
First lien secured debt	35,632	Market quotation	N/A	N/A	N/A	N/A
Second lien secured debt	2,012	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
			Revenue growth rate	3.25%	4.25%	3.75%
			Revenue multiple	0.38x	0.45x	0.41x
Revolver	(4)	Yield analysis	Market yield	9.86%	11.91%	11.38%
		EV market multiple analysis	EBITDA multiple	12.00x	13.25x	12.75x
Revolver	588	Yield analysis	Market yield	11.24%	12.24%	11.74%
Equity - Preferred equity	3,151	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
			Revenue growth rate	3.25%	4.25%	3.75%
			Revenue multiple	0.38x	0.45x	0.41x
Equity - Common stock	267	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
			Revenue growth rate	3.25%	4.25%	3.75%
			Revenue multiple	0.38x	0.45x	0.41x
Total	$152,409

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Decrease	Increase
Yield	Decrease	Increase

3. Investments (Continued)

Changes in investments categorized as Level 3 for the three and nine months ended September 30, 2024 were as follows:

	For the Three Months Ended September 30, 2024
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$122,072	$2,215	$28,214	$346	$3,151	$2,038	$158,036
Net realized and unrealized gains (losses)	376	12	(182)	(38)	—	339	507
Acquisitions (1)	50,336	77	242	126	—	—	50,781
Dispositions (2)	(13,984)	—	(90)	(75)	—	—	(14,149)
Transfers in (out) of Level 3 (3)	—	—	—	—	—	—	—
Reclassifications	(27)	—	—	27	—	—	—
Ending balance	$158,773	$2,304	$28,184	$386	$3,151	$2,377	$195,175
Net change in unrealized appreciation/(depreciation) during the period on investments still held at period end (included in net realized and unrealized gains/(losses) above)	$426	$12	$(183)	$(1)	$—	$340	$594

	For the Nine Months Ended September 30, 2024
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$118,248	$2,012	$28,147	$584	$3,151	$267	$152,409
Net realized and unrealized gains (losses)	513	38	(416)	(28)	—	2,110	2,217
Acquisitions (1)	130,739	254	543	278	—	—	131,814
Dispositions (2)	(78,140)	—	(90)	(475)	—	—	(78,705)
Transfers in (out) of Level 3 (3)	(12,560)	—	—	—	—	—	(12,560)
Reclassifications	(27)	—	—	27	—	—	—
Ending balance	$158,773	$2,304	$28,184	$386	$3,151	$2,377	$195,175
Net change in unrealized appreciation/(depreciation) during the period on investments still held at period end (included in net realized and unrealized gains/(losses) above)	$889	$38	$(418)	$10	$—	$2,111	$2,630

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

3. Investments (Continued)

Changes in investments categorized as Level 3 for the three and nine months ended September 30, 2023 were as follows:

	For the Three Months Ended September 30, 2023
	First Lien Term Loan	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$88,970	$—	$27,603	$542	$—	$—	$117,115
Net realized and unrealized gains (losses)	685	—	(5,311)	33	—	—	(4,593)
Acquisitions (1)	22,994	—	237	489	11	—	23,731
Dispositions	(219)	—	(9)	(461)	—	—	(689)
Transfers in (out) of Level 3 (3)	—	—	5,842	—	—	—	5,842
Ending balance	$112,430	$—	$28,362	$603	$11	$—	$141,406
Net change in unrealized appreciation/(depreciation) during the period on investments still held at period end (included in net realized and unrealized gains/(losses) above)	$681	$—	$(5,147)	$33	$—	$—	$(4,433)

	For the Nine Months Ended September 30, 2023
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$8,420	$—	$27,605	$(34)	$—	$—	$35,991
Net realized and unrealized gains (losses)	575	—	(5,603)	37	—	—	(4,991)
Acquisitions (1)	103,859	—	527	1,561	11	—	105,958
Dispositions (2)	(424)	—	(9)	(961)	—	—	(1,394)
Transfers in (out) of Level 3 (3)	—	—	5,842	—	—	—	5,842
Ending balance	$112,430	$—	$28,362	$603	$11	$—	$141,406
Net change in unrealized appreciation/(depreciation) during the period on investments still held at period end (included in net realized and unrealized gains/(losses) above)	$566	$—	$(5,440)	$37	$—	$—	$(4,837)

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

4. Derivative Instruments

The Company enters into interest rate swap contracts from time to time to help mitigate the impact that an adverse change in interest rates would have on the value of the Company’s fixed rate investments. As of September 30, 2024, the counterparty to these interest rate swap contracts was Goldman Sachs & Co. LLC.

Certain information related to the Company’s derivative instruments as of September 30, 2024 and December 31, 2023 are presented in the following location in the Statements of Assets and Liabilities:

4. Derivative Instruments (Continued)

September 30, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$(42)	$—	Derivatives, at fair value
Interest rate swap	5,000	7/7/2027	132	—	Derivatives, at fair value
Total	$12,000		$90	$—

December 31, 2023
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$98	$—	Derivatives, at fair value
Interest rate swap	5,000	7/7/2027	173	—	Derivatives, at fair value
Total	$12,000		$271	$—

Net realized gain (loss) on derivative instruments recognized by the Company for the three and nine months ended September 30, 2024 and 2023 is presented in the following location in the Statements of Operations:

Statement Location	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Net realized and unrealized gain (loss) from derivatives	$(377)	$203
	$(377)	$203

Statement Location	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Net realized and unrealized gain (loss) from derivatives	$(104)	$(5)
	$(104)	$(5)

Net unrealized gain (loss) on derivative instruments recognized by the Company for the three and nine months ended September 30, 2024 and 2023 is presented in the following location in the Statements of Operations:

Statement Location	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Net realized and unrealized gain (loss) from derivatives	$7	$181
	$7	$181

Statement Location	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Net realized and unrealized gain (loss) from derivatives	$112	$221
	$112	$221

5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and/or investments under common control, and the Company does not have the power to exercise control over the management or policies of such portfolio company. A controlled affiliated company is a company in which the Company, either directly or through one or more controlled companies has an ownership interest of more than 25% of its voting securities. See the Company’s Schedules of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2024 were as follows:

5. Transactions with Affiliated Companies (Continued)

Portfolio Company	Asset Type	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at September 30, 2024
Non-controlled/affiliated company investments:
Carlson Travel, Inc.	First Lien Secured Debt	$—	$—	$—	$—	$—	$—	$—	$—	$—
Carlson Travel, Inc.	Second Lien Secured Debt	2,012	—	—	—	254	—	—	38	2,304
Carlson Travel, Inc.	Equity - Common Stock	267	—	—	—	—	—	—	2,110	2,377
Carlson Travel, Inc.	Equity - Preferred Equity	3,151	—	—	—	—	—	—	—	3,151
		$5,430	$—	$—	$—	$254	$—	$—	$2,148	$7,832

PREIT Associates LP	First Lien Secured Debt	$—	$20,059	$—	$—	$—	$—	$—	$50	$20,109
		$—	$20,059	$—	$—	$—	$—	$—	$50	$20,109

TPC Group, Inc.	Corporate Bond	$22,404	$—	$—	$(3,182)	$—	$(16)	$11	$12	$19,229
		$22,404	$—	$—	$(3,182)	$—	$(16)	$11	$12	$19,229
Total non-controlled/affiliated company investments		$27,834	$20,059	$—	$(3,182)	$254	$(16)	$11	$2,210	$47,170

		For the Nine Months Ended September 30,
		2024			2023
Portfolio Company	Asset Type	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled/affiliated company investments:
Carlson Travel, Inc.	First Lien Secured Debt	$—	$—	$—	$—	$—	$—
Carlson Travel, Inc.	Second Lien Secured Debt	215	—	—	—	—	—
Carlson Travel, Inc.	Equity - Common Stock	—	—	—	—	—	—
Carlson Travel, Inc.	Equity - Preferred Equity	—	—	—	—	—	—
		$215	$—	$—	$—	$—	$—

PREIT Associates LP	First Lien Secured Debt	$1,255	$—	$1	$—	$—	$—
		$1,255	$—	$1	$—	$—	$—

TPC Group, Inc.	Corporate Bond	$1,923	$—	$—	$1,249	$—	$—
		$1,923	$—	$—	$1,249	$—	$—
Total non-controlled/affiliated company investments		$3,393	$—	$1	$1,249	$—	$—

6. Fees, Expenses, Agreements and Related Party Transactions

Investment Advisory Agreement

On September 30, 2022, the Company and the Adviser entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”). For these services, the Company pays (1) a management fee equal to a percentage of the value of the Company’s Weighted Average Net Asset Value (defined below) and (2) an incentive fee based on the Company’s performance.

Base Management Fee

The Base Management Fee shall be calculated at a quarterly rate equal to 0.375% (i.e., 1.50% annually) of the Company’s Weighted Average Net Asset Value for the quarter; provided that the quarterly base management fee will be decreased to 0.25% (i.e., 1.00% annually) of the value of the Company’s Weighted Average Net Asset Value during any extension of the period in which the Company may complete a Liquidity Event. “Weighted Average Net Asset Value” means, at the time of any calculation, the weighted average shares outstanding multiplied by the average of the beginning net asset value per share and ending net asset value per share (prior to management and incentive fees) of a period of time. For the three months ended September 30, 2024 and 2023, the Company incurred $829 and $723, respectively, in base management fees. For the nine months ended September 30, 2024 and 2023, the Company incurred $2,473 and $2,028, respectively, in base management fees.

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

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

For the three months ended September 30, 2024 and 2023, the Company incurred $1,134 and $421, respectively, in incentive fees. For the nine months ended September 30, 2024 and 2023, the Company incurred $4,005 and $974, respectively, in incentive fees.

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

The Adviser has agreed to limit, indefinitely, the amount of Specified Expenses (defined below) borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company’s aggregate capital commitments (“Capital Commitments”) and (ii) the Company’s net assets, at the time of determination (the “Expense Cap”). “Specified Expenses” include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting; (ii) printing and mailing expenses; (iii) professional fees, consisting of legal, compliance, tax and audit fees; (iv) treasury and compliance function expenses, including the salary of any internal resources of the Adviser and its affiliates reimbursed by the Company; (v) research expenses relating to Bloomberg, expert network services, and investment research subscriptions; (vi) fees and expenses of directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser (such directors, “Independent Directors”)); (vii) premiums for director and officer and errors and omissions insurance; and (viii) valuation of Company investments. For the avoidance of doubt, Specified Expenses will not include any other expenses of the Company incurred in connection with its operations, including but not limited to: (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

leverage arrangements, (vi) brokerage commissions, (vii) expenses related to litigation and potential litigation, and (viii) extraordinary expenses not incurred in the ordinary course of the Company’s business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors.

The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company, and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. Such waivers are not subject to future reimbursement by the Company. For the three months ended September 30, 2024 and 2023, the Adviser reimbursed the Company $59 and $286, respectively, for the annualized expenses in excess of the Expense Cap. For the nine months ended September 30, 2024 and 2023, the Adviser reimbursed the Company $197 and $451, respectively, for the annualized expenses in excess of the Expense Cap.

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

Unless borrowed in the Alternate Base Rate (as defined in the Credit Agreement), borrowings in: (i) U.S. Dollars have an interest rate of Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.375%, with a SOFR adjustment of 0.10% for an interest period of one month and 0.15% for an interest period of three months, (ii) Canadian Dollars have an interest rate of the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus 2.375%, (iii) Euros have an interest rate of the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus 2.375%, and (iv) Pound Sterling have an interest rate of Daily Simple RFR (as defined in the Credit Agreement) plus 2.375%, with a credit spread adjustment of 0.0326%. Borrowings based on the alternate base have an applicable margin of 1.375%. The Credit Agreement includes a commitment fee for unused commitments thereunder of (i) during the first nine months following the effective date of the Credit Agreement, 0.375% per annum and (ii) thereafter until the termination date of the availability period, (x) 0.75% per annum if the daily used amount of the commitments thereunder is less than or equal to 35%

7. Debt (Continued)

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

As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Credit Agreement.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Average amount of debt outstanding	$162,228	$164,071
Maximum amount of debt outstanding	$219,072	$190,702

Weighted average annualized interest and other debt expenses (1)	8.19%	7.51%
Annualized amortized debt issuance cost	0.61%	0.57%
Total annualized interest and other debt expenses	8.80%	8.08%
(1)	Includes the stated interest expense and commitment fees on the unused portion of the Credit Agreement. Commitment fees for the nine months ended September 30, 2024 and 2023 were $352 and $326, respectively.

During the nine months ended September 30, 2024 and 2023, there was maximum of $219,072 and $190,702, respectively, of debt outstanding under the Credit Agreement, with a weighted-average interest rate, excluding amortized debt issuance cost of 8.19% and 7.51%, respectively. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of September 30, 2024 and 2023, the estimated fair value of the outstanding debt approximated its carrying value.

Total expenses related to debt for the three and nine months ended September 30, 2024 and 2023 included the following:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Interest and other debt expenses	$3,791	$9,970
Amortization of deferred debt issuance costs	250	743
Total interest and other debt expenses	$4,041	$10,713

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Interest and other debt expenses	$3,450	$9,338
Amortization of deferred debt issuance costs	243	711
Total interest and other debt expenses	$3,693	$10,049

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

The Schedules of Investments includes certain revolving loan facilities and other commitments with unfunded balances at September 30, 2024 and December 31, 2023 as follows:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment at September 30, 2024	Unfunded Commitment at December 31, 2023
Accession Risk Management Group, Inc.	Delayed Draw	11/1/2029	$—	$4,916
Alchemy US Holdco 1, LLC	Delayed Draw	7/31/2029	968	—
Athena Holdco S.A.S.	Delayed Draw	4/18/2030	—	2,300
Argano, LLC	Revolver	9/13/2029	435	—
Argano, LLC	Delayed Draw	9/13/2029	2,609	—
Beacon Oral Specialists Management LLC	Delayed Draw	12/14/2026	13,909	—
Doncasters US Finance LLC	Delayed Draw	4/23/2030	1,419	—
Energy Acquisition LP	Delayed Draw	5/9/2029	1,040	—
Gannett Fleming, Inc.	Revolver	12/20/2028	—	1,364
Hornblower Holdings, LP	Revolver	7/3/2029	2,703	—
Ironhorse Purchaser, LLC	Revolver	9/30/2027	573	398
Ironhorse Purchaser, LLC	Delayed Draw	9/30/2027	1,043	1,043
K1 Speed, Inc	Delayed Draw	1/2/2029	4,246	—
Keel Platform, LLC	Delayed Draw	1/19/2031	1,200	—
MB2 Dental Solutions, LLC	Delayed Draw	1/29/2027	—	3,200
Planet US Buyer LLC (Wood Mackenzie)	Revolver	1/30/2030	—	1,835
PT Intermediate Holdings III, LLC	Delayed Draw	11/1/2028	—	4,350
SVP Singer Holdings Inc.	Delayed Draw	9/14/2025	430	—
Total Unfunded Commitments			$30,575	$19,406

9. Other Related Party Transactions

The Company, the Administrator, the Adviser and affiliates may be considered related parties. From time to time, the Adviser advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At September 30, 2024 and December 31, 2023, there were no amounts reimbursable to the Adviser by the Company.

Pursuant to the Administration Agreement, the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended September 30, 2024 and 2023, $59 and $286, respectively, were allocated to the Company. For the nine months ended September 30, 2024 and 2023, $197 and $451, respectively, were allocated to the Company.

The Adviser has agreed to pay organization costs in an amount not to exceed $1,000 on behalf of the Company. Organization and offering costs will only be borne by the Company if such costs exceed $1,000, at which time costs associated with the organization of the Company will be expensed as incurred. For both the three and nine months ended September 30, 2024 and 2023, the Adviser did not pay organization costs on behalf of the Company. These costs were waived by the Adviser as per the Investment Advisory Agreement.

As discussed in the definitive proxy statement of the Company, filed with the SEC on September 19, 2022 (the “Proxy Statement”), the Company held a special meeting of shareholders (the “Special Meeting”) to approve the Amended and Restated

9. Other Related Party Transactions (Continued)

Investment Advisory Agreement. The Company’s shareholders approved the Amended and Restated Investment Advisory Agreement at the Special Meeting.

10. Shareholders’ Equity and Dividends

As of both September 30, 2024 and December 31, 2023, the Company had received $316,000 of equity commitments to purchase shares of the Company’s common stock. As of both September 30, 2024 and December 31, 2023, $229,100 (72.5% of total commitments), had been called.

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a shareholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s dividend reinvestment plan are through newly issued shares. The following tables summarize the Company’s dividends declared and paid for the nine months ended September 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 14, 2024	March 31, 2024	April 26, 2024	Regular	$0.38	$6,273
June 18, 2024	June 28, 2024	July 31, 2024	Regular	0.38	6,310
September 18, 2024	September 30, 2024	October 31, 2024	Regular	0.38	6,347
				$1.14	$18,930

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 13, 2023	March 31, 2023	April 28, 2023	Regular	$0.38	$4,857
June 15, 2023	June 30, 2023	July 27, 2023	Regular	0.38	5,458
September 19, 2023	September 30, 2023	October 27, 2023	Regular	0.38	5,487
				$1.14	$15,802

11. Financial Highlights

The financial highlights below show the Company’s results of operations for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Per Share Data:
Per share NAV at beginning of period	$12.75	$13.48

Investment operations:
Net investment income (1)	1.42	1.59
Net realized and unrealized gain (loss)	(0.06)	(0.84)
Net increase (decrease) in net assets from operations (2)	1.36	0.75
Distributions declared from net investment income	(1.14)	(1.14)
Issuance of shares and others (2)	0.01	0.10
Total increase (decrease) in net assets	0.23	(0.29)
Per share NAV at end of period	$12.98	$13.19

Total return based on net asset value (3)	10.67%	5.56%

Shares outstanding at end of period	16,703,634	14,439,103
Ratios to average net asset value: (4)
Net investment income	14.76%	15.71%
Expenses before incentive fee (5)	8.66%	9.79%
Expenses after incentive fee (6)	10.51%	10.34%

Net assets at end of period (in thousands)	$216,882	$190,434
Ending net asset value	$12.98	$13.19
Portfolio turnover rate	47.31%	21.33%
Weighted-average debt outstanding	$162,228	$164,071
Weighted-average interest rate on debt	8.80%	8.08%
Weighted-average number of shares of common stock	16,604,755	13,325,684
Weighted-average debt per share	$9.77	$12.31
Asset coverage ratio (7)	208.5%	211.2%
(1)	Per share changes in net asset value are computed based on the weighted average of shares outstanding during the time such activity occurred.
(2)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	Not annualized for periods less than one year. Total return based on net asset value equals the change in net asset value per share from investment operations during the period divided by the beginning net asset value per share at the beginning of the period.
(4)	Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses and non-recurring income. Weighted average net assets were calculated based on considering the capital call activity during the period.
(5)	Includes all Company expenses, including interest and other debt costs prior to contractual expense reimbursement by the Investment Advisor.
(6)	Includes incentive fees and all Company expenses including interest and other debt costs prior to contractual expense reimbursement by the Investment Advisor.
(7)	In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the unaudited interim financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statement, except as disclosed below:

The Company committed to various new investments and funded existing committed delayed draw facilities with an aggregate par value of $16.2 million and received paydowns or disposed of existing investments with an aggregate par value of $9.7 million.

12. Subsequent Events (Continued)

Credit Facility

On November 1, 2024, the Company entered into the Fifth Amendment to the Credit Agreement. Among other things, the Fifth Amendment extends the (i) revolver availability period from April 6, 2025 to April 6, 2026 and (ii) scheduled maturity date from April 6, 2026 to April 6, 2027.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “eligible assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2024 and December 31, 2023, 77.5% and 77.3%, respectively, of our total assets were invested in eligible assets.

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

The Adviser has agreed to limit, indefinitely, the amount of Specified Expenses borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company’s aggregate Capital Commitments and (ii) the Company’s net assets, at the time of determination (i.e., the Expense Cap). Specified Expenses include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting; (ii) printing and mailing expenses; (iii) professional fees, consisting of legal, compliance, tax and audit fees; (iv) treasury and compliance function expenses, including the salary of any internal Redwood resources reimbursed by the Company; (v) research expenses relating to Bloomberg, expert network services, and investment research subscriptions, (vi) Independent Director fees and expenses; (vii) premiums for director and officer and errors and omissions insurance; and (viii) valuation of Company investments. For the avoidance of doubt, Specified Expenses do not include any other expenses of the Company incurred in connection with its operations, including but not limited to, (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other leverage arrangements, (vi) brokerage commissions, (vii) expenses related to litigation and potential litigation, and (viii) extraordinary expenses not incurred in the ordinary course of the Company’s business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors.

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

Portfolio and Investment Activity

At September 30, 2024, our investment portfolio of $415.9 million (at fair value) consisted of 40 portfolio companies and was invested 77.7% in first lien secured debt, 19.8% in corporate bonds, 1.3% in equity, 1.1% in second lien secured debt and 0.1% in revolvers. At December 31, 2023, our investment portfolio of $359.1 million (at fair value) consisted of 36 portfolio companies and was invested 72.7% in first lien secured debt, 25.8% in corporate bonds, 1.0% in equity and 0.5% in second lien secured debt. At September 30, 2024 and December 31, 2023, our average portfolio company investment at fair value was approximately $10.4 million and $10.0 million, respectively. At September 30, 2024 and December 31, 2023, our largest portfolio company investment by value was approximately 4.9% and 6.4% of our portfolio, respectively, and our five largest portfolio company investments by value comprised approximately 24.0% and 28.4% of our portfolio.

The industry composition of our portfolio at fair value at September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Aerospace & Defense	10.8%	—%
Beverage, Food & Tobacco	1.0	1.7
Capital Equipment	1.2	—
Chemicals, Plastics, & Rubber	4.6	7.6
Construction & Building	0.3	7.1
Consumer Goods: Durable	7.1	4.4
Consumer Goods: Non-Durable	2.1	3.9
Environmental Industries	5.8	6.8
FIRE: Insurance	—	5.7
FIRE: Real Estate	4.8	5.6
Healthcare & Pharmaceuticals	4.7	7.7
Hotel, Gaming & Leisure	9.7	4.0
Metals & Mining	4.2	3.4
Retail	8.1	7.7
Services: Business	11.9	8.5
Services: Consumer	9.1	6.7
Software	4.4	4.9
Technology Enabled Services	4.7	7.9
Transportation: Consumer	4.1	4.8
Wholesale	1.4	1.6
	100.0%	100.0%

The weighted average effective yield of our debt and total portfolio was 12.8% and 13.5% at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, 81.8% and 76.8%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as SOFR, PRIME or the EURIBOR Rate, and 16.8% and 22.3%, respectively, of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 81.7% and 79.3% at September 30, 2024 and December 31, 2023, respectively. As of both September 30, 2024 and December 31, 2023, zero debt investments in the portfolio were on non-accrual status.

Results of Operations

Investment income

Total investment income for the three months ended September 30, 2024 and 2023, was $13.6 million and $13.0 million, respectively. The investment income was mainly comprised of $13.1 million cash interest income, $0.4 million paid-in-kind interest, and $0.1 million other income, respectively (three months ended September 30, 2023: $12.7 million in cash interest income, $0.2 million paid-in-kind interest and $0.1 million other income). Other income consists primarily of fees earned on our debt investments.

Total investment income for the nine months ended September 30, 2024 and 2023, was $41.5 million and $34.8 million, respectively. The investment income mainly comprised of $36.9 million cash interest income, $1.9 million paid-in-kind interest, and $2.7 million other income, respectively (nine months ended September 30, 2023: $33.4 million cash interest income, $0.6 million paid-in-kind interest and $0.8 million other income). Other income consists primarily of fees earned on our debt investments.

Expenses

Total operating expenses for the three months ended September 30, 2024 were $6.3 million, comprised of $4.0 million in interest and other debt expenses, $0.8 million in management fees, $1.1 million in incentive fees and $0.4 million in all other expenses.

Total operating expenses for the three months ended September 30, 2023 were $5.3 million, comprised of $3.7 million in interest and other debt expenses, $0.7 million in management fees, $0.4 million in incentive fees and $0.5 million in all other expenses.

Total operating expenses for the nine months ended September 30, 2024 were $18.0 million, comprised of $10.7 million in interest and other debt expenses, $2.5 million in management fees, $4.0 million in incentive fees and $0.8 million in all other expenses.

Total operating expenses for the nine months ended September 30, 2023 were $14.1 million, comprised of $10.0 million in interest and other debt expenses, $2.0 million in management fees, $1.0 million in incentive fees, and $1.1 million in all other expenses.

Net investment income

For the three months ended September 30, 2024 and 2023, net investment income was $7.4 million and $8.0 million, respectively. For the nine months ended September 30, 2024 and 2023, net investment income was $23.6 million and $21.1 million, respectively.

Net realized and unrealized gain or loss

For the three months ended September 30, 2024 and 2023, the net realized gain / (loss) on investments and foreign currency debt was ($1.6) million and $0.9 million, respectively, and the net realized gain / (loss) on derivatives was ($0.4) million and ($0.1) million respectively.

For the nine months ended September 30, 2024 and 2023, the net realized gain / (loss) on investments and foreign currency debt was ($0.5) million and $0.9 million, respectively, and the net realized gain / (loss) on derivatives was $0.2 million and ($5) thousand, respectively.

For the three months ended September 30, 2024 and 2023, the change in net unrealized appreciation / (depreciation) on investments and foreign currency debt was ($3.4) million and ($6.6) million, respectively, and the change in net unrealized appreciation / depreciation on derivatives was $7 thousand and $0.1 million, respectively.

For the nine months ended September 30, 2024 and 2023, the change in net unrealized appreciation / (depreciation) on investments and foreign currency debt was ($0.8) million and ($12.4) million, respectively, and the change in net unrealized appreciation / depreciation on derivatives was $0.2 million and $0.2 million, respectively.

Incentive compensation

For the three months ended September 30, 2024 and 2023, the Company incurred $1.1 million and $0.4 million, respectively in incentive fees.

For the nine months ended September 30, 2024 and 2023, the Company incurred $4.0 million and $1.0 million, respectively in incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For both the three and nine months ended September 30, 2024 and 2023, the Company incurred no excise tax.

Net increase / (decrease) in net assets resulting from operations

For the three months ended September 30, 2024 and 2023, the net change in net assets applicable to common shareholders resulting from operations was $2.0 million and $2.4 million, respectively.

For the nine months ended September 30, 2024 and 2023, the net change in net assets applicable to common shareholders resulting from operations was $22.7 million and $9.9 million, respectively.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the three months ended September 30, 2024 and 2023 (in thousands, excluding shares):

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Shares Issued	99,352	76,274	398,862	4,214,449
Average Price Per Share	$13.25	$13.40	$12.98	$13.89
Proceeds	$1,316	$1,022	$5,179	$58,554

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

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company’s sole initial shareholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result, under current law, the Company is permitted as a BDC to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (a two-to-one debt-to-equity ratio). As of September 30, 2024 and December 31, 2023, the Company’s asset coverage ratio were 208.5% and 243.9%, respectively.

Net cash provided by / (used in) operating activities during the nine months ended September 30, 2024 and 2023, were ($33.9) million and ($93.2) million, respectively, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of ($51.4) million and ($92.3) million, respectively, and net investment income (net of non-cash income and expenses) of approximately $23.6 million and $21.1 million, respectively.

Net cash provided by / (used in) financing activities was $33.2 million and $91.6 million, respectively, for the nine months ended September 30, 2024 and 2023, consisting primarily of zero and $55.5 million, respectively, from the issuance of common shares, $54.0 million and $49.5 million, respectively, from net amounts drawn on the Credit Agreement and ($20.8) million and ($13.4) million, respectively, from distributions paid.

At September 30, 2024 and December 31, 2023, we had $0.1 million and $0.8 million in cash and cash equivalents, respectively, and $0.2 and $0.2 million in restricted cash, respectively.

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

Distributions to shareholders for the three months ended September 30, 2024 and 2023, totaled $6.3 million ($0.38 per share) and $5.5 million ($0.38 per share), respectively. Distributions to shareholders for the nine months ended September 30, 2024 and 2023, totaled $18.9 million ($1.14 per share) and $15.8 million ($1.14 per share), respectively.

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

The Company committed to various new investments and funded existing committed delayed draw facilities with an aggregate par value of $16.2 million and received paydowns or disposed of existing investments with an aggregate par value of $9.7 million.

Credit Facility

On November 1, 2024, the Company entered into the Fifth Amendment to the Credit Agreement. Among other things, the Fifth Amendment extends the (i) revolver availability period from April 6, 2025 to April 6, 2026 and (ii) scheduled maturity date from April 6, 2026 to April 6, 2027.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to a potential economic downturn or recession, the economic effects of the Russia-Ukraine and Israel-Hamas conflicts have introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning a potential economic downturn or recession, the Russia-Ukraine and Hamas-Israel conflicts and their potential impact on our business and our operating results, see “Risk Factors.”

Investment valuation risk

Because there is not a readily available market value for certain of the investments in our portfolio, we value such of our portfolio investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of our Board of Directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our Board of Directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise and are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” as well as Notes 2 and 3 to our financial statements from September 30, 2024 (unaudited) and December 31, 2023 for more information relating to our investment valuation.

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

At September 30, 2024 and December 31, 2023, 81.8% and 76.8%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as SOFR, PRIME or the EURIBOR Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At September 30, 2024 and December 31, 2023, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 81.7% and 79.3%, respectively. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Based on our Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annual impact on net investment income (excluding the related management fees and incentive fee impact) of base rate changes in interest rates (considering that interest rate floors for variable rate instruments and that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change (1)	Net Investment Income (Loss)	Net Investment Income (Loss) Per Share
Up 300 basis points	$5,398	$0.32
Up 200 basis points	3,260	0.20
Up 100 basis points	1,122	0.07
Down 100 basis points	(3,154)	(0.19)
Down 200 basis points	(5,292)	(0.32)
Down 300 basis points	(7,218)	(0.43)
(1)	Includes the impact of our interest rate swaps as a result of interest rate changes. For interest rate swaps, we assume only the next 1 year is impacted by the change in base rate and so we multiply the notional amount of our swap by the Basis Point Change. It does not adjust interest swaps for changes in future years, and it does not adjust interest rate swaps for the implied interest rate expectation in the swaps.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

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

Redwood Enhanced Income Corp.

Date: November 13, 2024	By:	/s/ Ruben Kliksberg
	Name:	Ruben Kliksberg
	Title:	Co-President

Date: November 13, 2024	By:	/s/ Sean Sauler
	Name:	Sean Sauler
	Title:	Co-President

Date: November 13, 2024	By:	/s/ Toni Healey
	Name:	Toni Healey
	Title:	Chief Financial Officer