Form 10-K
period 2024-12-31
Redwood Enhanced Income Corp.
filed 2025-03-14
CIK 1870267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2024

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

As of December 31, 2024, there was no established public market for the Registrant’s shares of common stock.

The number of the Registrant’s shares of common stock outstanding on March 14, 2025 was 16,926,075.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

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

FORWARD-LOOKING STATEMENTS

The information contained in this Report should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Some of the statements in this Report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of the Company. The forward-looking statements contained in this Report involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of global health crises, on our or our portfolio companies’ business and the U.S. and global economy;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our financing resources and working capital;

•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the timing, form and amount of any dividend distributions;

●	our ability to maintain our qualification as a registered investment company (“RIC”) and as a business development company (“BDC”);

●	our business prospects and the prospects of our prospective portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the Middle East and Russia-Ukraine conflicts; and

●	the elevating levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest.

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

PART I

ITEM 1. BUSINESS.

Redwood Enhanced Income Corp.

Redwood Enhanced Income Corp. (the “Company,” “we” or “our”), a Maryland corporation incorporated on June 21, 2021, is an externally managed, non-diversified closed-end investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company generally does not pay corporate-level federal income taxes on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

The Company generally expects to invest in middle market companies, which the Adviser considers to be companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $50.0 million and $300.0 million. The Company may also invest in smaller or larger companies if an attractive opportunity presents itself, particularly during periods of market dislocation.

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

The Adviser and Administrator

The Company’s investment activities are managed by the Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) entered into between the Company and the Adviser. Under the Investment Advisory Agreement, the Adviser is responsible for (i) determining the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes; (ii) identifying, evaluating and negotiating the structure of the investments the Company makes; (iii) executing, closing, servicing and monitoring the investments the Company makes; (iv) determining the securities and other assets that the Company purchases, retains or sells; (v) performing due diligence on prospective portfolio companies and their sponsors; and (vi) providing the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its assets. Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a base management fee and an incentive fee for its services. See “Investment Advisory Agreement— Investment Advisory Fees.”

The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). As of December 31, 2024, the Adviser had approximately $9.5 billion (including $1.1 billion uncalled capital) in assets under management.

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

Sean Sauler is the Deputy-CEO and Co-Chief Investment Officer of the Adviser.

Mr. Kliksberg and Mr. Sauler serve as the Company’s Co-Chairmen, Co-Presidents and Co-Portfolio Managers. They have worked at the Adviser for 19 years and 18 years, respectively.

Through its various privately offered investment vehicles, the Adviser focuses on opportunistic credit and other special situation investments across a broad range of industries and geographies. In addition to Mr. Kliksberg and Mr. Sauler, the Adviser’s investment team consists of 12 investment analysts responsible for researching, performing diligence, structuring, sourcing and negotiating investments across the credit spectrum. Each investment analyst focuses on multiple assigned industries and actively follows an extensive list of companies. As a result, the Adviser is able to respond quickly and engage with companies and sponsors across different geographies, issuer sizes and industries. The investment team also consists of two traders that focus on secondary market trading activity. These traders are responsible for screening and sourcing investment opportunities in the secondary market.

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

Macroeconomic Factors.

The Adviser believes that macroeconomic volatility often drives dislocations throughout global financial markets. This volatility includes sovereign debt crises, political elections and other unexpected geopolitical events such as the Middle East and Russia-Ukraine conflicts. These factors drive highly correlated “risk on” and “risk off” market swings and frequently result in the indiscriminate selling or buying of securities and obligations at prices that the Adviser believes are inconsistent with their intrinsic values. The Adviser has a long track record of investing during periods of macroeconomic stress.

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

Contribution Transaction

The Company entered into a facility agreement with certain affiliates of the Adviser to acquire our initial portfolio investments by purchasing certain investments owned and held by such private funds prior to the effectiveness of the filing of the Company’s initial registration statement and prior to the Company’s election to be treated as a BDC. The Company purchased such investments by issuing a contingent note to the sellers that was payable upon satisfying certain conditions, namely (i) the Company received aggregate subscriptions of $50.0 million or greater deposited from escrow into its custody account and (ii) the Board of Directors approved the transaction and payment of the note. Both of those conditions have been satisfied. There are no material differences between the investment process used for analyzing the initial investments and the investment process to be employed by the Adviser on the Company’s behalf going forward.

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

Incentive Fee

The incentive fee payable under the Investment Advisory Agreement has two parts, as follows:

One part is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance) such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense or amendment fees under any credit facility and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

Under U.S. generally accepted accounting principles (“U.S. GAAP”), the Company is required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, the Company considers the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation will not be permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 15% of such amount, less the aggregate amount of actual capital gains related incentive fees paid or accrued in all prior years. If such amount is negative, then there is either no accrual for such year or a reduction in prior accruals for changes in net unrealized capital appreciation and depreciation. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions

Year 1:     $20.0 million investment made in Company A (“Investment A”) and $30.0 million investment made in Company B (“Investment B”)

Year 2:     Investment A is sold for $15.0 million and fair value of Investment B determined to be $29.0 million

Year 3:     Fair value of Investment B determined to be $27.0 million

Year 4     Investment B sold for $25.0 million

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

Year 1:     No adjustment.

Year 2:     Investment A sold at a $5.0 million loss. Investment B has unrealized capital depreciation of $1.0 million. Therefore, the Adviser would not be paid on the $6.0 million of realized losses and unrealized capital depreciation, which would reduce the incentive fee by $0.9 million.

Year 3:     Investment B has additional unrealized capital depreciation of $2.0 million. Therefore, the Adviser would not be paid on the $2 million of unrealized capital depreciation, which would reduce the incentive fee by $0.3 million.

Year 4:     Investment B sold at a $5.0 million loss. Investment B was previously marked down by $3.0 million; therefore, the Company would realize a $5.0 million loss on Investment B and reverse the previous $3.0 million in unrealized capital depreciation. The net effect would be a realized loss of $2.0 million. The Adviser would not be paid on the $2.0 million loss, which would reduce the incentive fee by $0.3 million.

Alternative 2

Assumptions

Year 1:     $20.0 million investment made in Company A (“Investment A”), $30.0 million investment made in Company B (“Investment B”) and $25.0 million investment made in Company C (“Investment C”)

Year 2:     Fair value of Investment A determined to be $18.0 million, fair value of Investment B determined to be $25.0 million and fair value of Investment C determined to be $25.0 million

Year 3:     Investment A sold for $18.0 million. Fair value of Investment B determined to be $24.0 million and fair value of Investment C determined to be $25.0 million

Year 4:     Fair value of Investment B determined to be $22.0 million. Investment C sold for $24.0 million

Year 5:      Investment B sold for $20.0 million

The Capital Gain Incentive Fee, if any, would be:

Year 1:     None

Year 2:     None

Year 3:     None

Year 4:     None

Year 5:      None

Each quarterly incentive fee is subject to the Incentive Fee Cap. Below are the necessary adjustments to adhere to the Incentive Fee Cap.

Year 1:         No adjustment.

Year 2:         There is total unrealized capital depreciation of $7.0 million. The Adviser would not be paid on the $7.0 million unrealized capital depreciation, which would reduce the incentive fee by $1 million.

Year 3:         Investment A sold at a $2 million loss. Investment A was previously marked down by $2.0 million; therefore, the Company would realize a $2.0 million loss on Investment A and reverse the previous $2.0 million in unrealized capital depreciation. Investment B has additional unrealized capital depreciation of $1.0 million. The net effect would be a loss of $1.0 million. The Adviser would not be paid on the $1.0 million loss, which would reduce the incentive fee by $0.2 million.

Year 4:         Investment B has additional unrealized capital depreciation of $2.0 million. Investment C sold at a $1.0 million realized loss. The Adviser would not be paid on the $3.0 million of unrealized depreciation and realized losses, which would reduce the incentive fee by $0.5 million.

Year 5:         Investment B sold at a $10.0 million loss. Investment B was previously marked down by $8.0 million; therefore, the Company would realize a $10.0 million loss on Investment B and reverse the previous $8.0 million in unrealized capital depreciation. The net effect would be a loss of $2.0 million. The Adviser would not be paid on the $2.0 million loss, which would reduce the incentive fee by $0.3 million.

Alternative 3

Assumptions

Year 1:     $25.0 million investment made in Company A (“Investment A”) and $20.0 million investment made in Company B (“Investment B”)

Year 2:     Investment A is sold for $30.0 million and FMV of Investment B determined to be $21.0 million

Year 3:     FMV of Investment B determined to be $23.0 million

Year 4:     Investment B sold for $23.0 million

The Capital Gain Incentive Fee, if any, would be:

Year 1:     None

Year 2:     $0.8 million (15% multiplied $5.0 million realized capital gains on sale of Investment A)

Year 3:     None

Year 4:     $0.5 million (15% multiplied by $8.0 million realized capital gains on sale of Investment A and Investment B less capital gain incentive fee paid in year 2)

Each quarterly incentive fee is subject to the Incentive Fee Cap. Below are the necessary adjustments to adhere to the Incentive Fee Cap.

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

The Adviser has agreed to limit, indefinitely, the amount of Specified Expenses (as defined below) borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company’s aggregate capital commitments (“Capital Commitments”) and (ii) the Company’s net assets, at the time of determination (the “Expense Cap”). “Specified Expenses” include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting; (ii) printing and mailing expenses; (iii) professional fees, consisting of legal, compliance, tax and audit fees; (iv) treasury and compliance function expenses, including the salary of any internal Redwood resources reimbursed by the Company; (v) research expenses relating to Bloomberg, expert network services, and investment research subscriptions; (vi) Independent Directors’ fees and expenses; (vii) premiums for director and officer and errors and omissions insurance; and (viii) valuation of Company investments. For the avoidance of doubt, Specified Expenses will not include any other expenses of the Company incurred in connection with its operations, including but not limited to, (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other leverage arrangements, (vi) brokerage commissions, (vii) expenses related to litigation and potential litigation, and (viii) extraordinary expenses not incurred in the ordinary course of the Company’s business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors. The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap of such prior year end, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. For the Company’s first year of operations, the Specified Expenses will be annualized and to the extent such annualized Specified Expenses exceed the Expense Cap for such period on an annualized basis, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. Such waivers are not subject to future reimbursement by the Company.

Initial Approval

At a meeting held on February 28, 2022, the Board of Directors voted to approve the Investment Advisory Agreement for an initial term of two years commencing upon the Company’s election to be treated as a BDC under the 1940 Act. In reaching a decision to approve the Investment Advisory Agreement, the Board of Directors reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of services to be provided to the Company by the Adviser;

•	the relative investment performance of other entities managed by the Adviser;

•	the fees paid by other comparable BDCs; and

•	various other matters.

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

Qualifying Assets

A BDC must be organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) below. Thus, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. The principal categories of qualifying assets relevant to the Company’s business are the following:

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

(a)	is organized under the laws of, and has its principal place of business in, the U.S.;

(b)

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

(i)	does not have any class of securities that is traded on a national securities exchange;

.0
	(ii)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million;

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

The Company may, however, invest alongside the Adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, the Company may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting the Company and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Adviser, acting on the Company’s behalf and on behalf of its other clients, negotiates no term other than price. The Company may also invest alongside the Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the Adviser’s allocation policy. Under this allocation policy, if an investment opportunity is appropriate for the Company and another account, the Adviser will seek to allocate such investment opportunities in good faith in a manner that is fair and equitable over time. Any such allocation takes into account, among other things, (i) whether the risk-return profile of the proposed investment is consistent with an account’s objectives; (ii) the potential for the proposed investment to create an imbalance in an account’s collateral portfolio; (iii) the liquidity requirements of an account; (iv) potentially adverse tax consequences; (v) legal, contractual or regulatory restrictions that would or could limit an account’s ability to participate in a proposed investment; (vi) the need to re-size risk in an account’s portfolio; and (vii) minimum or maximum investment size requirements.

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

•	Pursuant to Item 307 under Regulation S-K, the Company’s periodic reports must disclose the Company’s conclusions about the effectiveness of the Company’s disclosure controls and procedures;

P
	•	Pursuant to Rule 13a-15 under the Exchange Act, Company management must prepare an annual report regarding its assessment of the Company’s internal control over financial reporting; and

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

JOBS Act

The Company is and expects to remain an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

•	The last day of the Company’s fiscal year in which the fifth anniversary of an initial public offering (“IPO”), if any, of shares of the Company’s common stock occurs;

•	The last day of the fiscal year in which the Company’s annual gross revenue first exceeds $1.235 billion;

•	The date on which the Company has, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•

The last day of a fiscal year in which the Company (a) has an aggregate worldwide market value of its common stock held by non-affiliates of $700.0 million or more, computed at the end of each fiscal year as of the last business day of the Company’s most recently completed second fiscal quarter and (b) has been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to the Company, to its qualification and taxation as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and to the acquisition, ownership, and disposition of shares of the Company’s common stock. This summary applies only to beneficial owners that acquire shares of the Company’s common stock in this initial offering at the offering price. This discussion does not purport to be a complete description of all of the tax considerations applicable to the Company or its stockholders. In particular, this discussion does not address certain considerations that may be relevant to certain types of stockholders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, stockholders that are treated as partnerships for U.S. federal income tax purposes, dealers in securities, traders in securities that elect to use a mark-to-market method of accounting for securities holdings, pension plans and trusts, financial institutions, real estate investment trusts, other RICs, tax exempt organizations, banks and other financial institutions, U.S. stockholders whose functional currency is not the U.S. dollar, non-U.S. stockholders (as defined below) engaged in a trade or business in the U.S. or entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as residents of the U.S., “controlled foreign corporations,” “passive foreign investment companies,” and persons that will hold the Company’s common stock as a position in a “straddle,” “hedge,” or as part of a “constructive sale” for U.S. federal income tax purposes or to the owners or partners of a stockholder. This summary is limited to stockholders that hold the Company’s common stock as capital assets (within the meaning of the Code) and does not address owners of a stockholder. This discussion is based upon the Code, its legislative history, existing and proposed U.S. Treasury regulations, and published rulings and court decisions, each as of the date of this Report and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. The Company has not sought, and will not seek, any ruling from the U.S. Internal Revenue Service (the “IRS”) regarding any matter discussed herein, and this discussion is not binding on the IRS. Accordingly, there can be no assurance that the IRS would not assert, and that a court would not sustain, a position contrary to any of the tax consequences discussed herein. This discussion does not discuss any aspects of U.S. estate or gift tax or non-U.S., state or local tax laws nor does it discuss the special treatment under U.S. federal income tax laws that could result if the Company invests in tax-exempt securities or certain other investment assets. For purposes of this discussion, a “U.S. stockholder” generally is a beneficial owner of the Company’s common stock that is for U.S. federal income tax purposes:

•	an individual who is a citizen or resident of the U.S.;

.SD.
	•	a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the U.S. or any state thereof, or the District of Columbia;

•

a trust, if a court within the U.S. has primary supervision over its administration and one or more U.S. persons (as defined in the Code) have the authority to control all of its substantial decisions, or if the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes; or

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

Taxation as a Regulated Investment Company

If the Company (i) qualifies as a RIC and (ii) satisfies the Annual Distribution Requirement, then the Company will not be subject to U.S. federal income tax on the portion of its investment company taxable income and net capital gain (i.e., realized net long-term capital gain in excess of realized net short-term capital loss) that the Company timely distributes (or is deemed to timely distribute) to stockholders. The Company is subject to U.S. federal income tax at the regular corporate rate on any of its income or capital gains not distributed (or deemed distributed) to its stockholders.

If the Company fails to distribute in a timely manner an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in the preceding year (to the extent that no federal income tax was paid on such amounts) less certain over-distributions in prior years (together, the “Excise Tax Distribution Requirements”), the Company will be subject to a 4% nondeductible federal excise tax on the portion of the undistributed amounts of that income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the taxable year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company currently intends to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.

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

Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The IRS has issued private rulings indicating that this rule will apply even if the issuer limits the total amount of cash that may be distributed, provided that the limitation does not cause the cash to be less than 20% of the total distribution. The Company generally intends to pay distributions in cash to stockholders who have “opted out” of the Company’s DRIP. However, the Company reserves the right, in its sole discretion from time to time (and, so long as the Company is not a publicly offered registered investment company, as discussed below, subject to the receipt of a private letter ruling from the IRS), to limit the total amount of cash distributed to as little as 20% of the total distribution depending on, among other factors, the Company’s cash balances. In such a case, each stockholder receiving cash would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock, even if the stockholder had “opted out” of the Company’s DRIP. In no event will any stockholder that has “opted out” of the DRIP receive less than 20% of his or her entire distribution in cash. For U.S. federal income tax purposes, the amount of a dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

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

The Company does not expect to be treated as a “publicly offered regulated investment company.” Unless and until the Company is treated as a “publicly offered regulated investment company” as a result of (i) the Company’s shares collectively being held by at least 500 persons at all times during a taxable year, (ii) the Company’s shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act of 1933 (the “Securities Act”)) or (iii) the Company’s shares being regularly traded on an established securities market, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Company in the amount of that U.S. stockholder’s allocable share of the management and incentive fees paid to the Adviser and certain of the Company’s other expenses for the calendar year, a non-corporate U.S. stockholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by the U.S. stockholder (and beginning in 2026, will be deductible to the U.S. stockholder only to the extent they exceed 2% of the U.S. stockholder’s adjusted gross income, and will not be deductible for alternative minimum tax purposes). In addition, if the Company is not treated as a “publicly offered regulated investment company,” the Company will not be able to deduct certain “preferential dividends.” U.S. stockholders should consult their own tax advisor as to the deductibility of any management and incentive fees allocated to the U.S. stockholder.

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

The Company’s Investments—General

Certain of the Company’s investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (ii) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (iii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income, (iv) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (v) cause it to recognize income or gain without receipt of a corresponding cash payment, (vi) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vii) adversely alter the characterization of certain complex financial transactions and (viii) produce income that will not be qualifying income for purposes of the 90% Gross Income Test. The Company intends to monitor its transactions and may make certain tax elections in order to mitigate the effects of these provisions; however, no assurance can be given that the Company will be eligible for any such tax elections or that any elections it makes will fully mitigate the effects of these provisions.

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

U.S. Stockholders who have not opted-out of the Company’s DRIP will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions. Any dividends or distributions reinvested under the plan will nevertheless remain taxable to U.S. stockholders. A U.S. stockholder will have an adjusted basis in the additional common stock purchased through the plan equal to the dollar amount that would have been received if the U.S. stockholder had received the dividend or distribution in cash, unless the Company were to issue new shares that are trading at or above net asset value, in which case, the U.S. stockholder’s basis in the new shares would generally be equal to their fair market value. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

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

For purposes of determining (i) whether the Annual Distribution Requirement is satisfied for any year and (ii) the amount of capital gains dividends paid for that year, the Company may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If the Company makes such an election, a U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by the Company in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by the Company’s stockholders on December 31st of the year in which the dividend was declared.

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

The Company will send to each of its U.S. stockholders, after the end of each calendar year, a notice providing, on a per share and per distribution basis, the amounts includible in the U.S. stockholder’s taxable income for the applicable year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the preferential rates applicable to long-term capital gains). Dividends paid by the Company generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to Qualifying Dividends because the Company’s income generally will not consist of dividends. Distributions by the Company out of current or accumulated earnings and profits generally also will not be eligible for the 20% pass through deduction under Section 199A of the Code, although under recently proposed regulations qualified real estate investment trust (“REIT”) dividends earned by the Company may qualify for the deduction under Section 199A of the Code. Distributions may also be subject to additional state, local and non-U.S. taxes depending on a U.S. stockholder’s particular situation.

Tax Shelter Reporting Regulations

If a U.S. stockholder recognizes a loss with respect to common stock of the Company in excess of $2.0 million or more for a non-corporate U.S. stockholder or $10.0 million or more for a corporate U.S. stockholder in any single taxable year, the stockholder must file with the IRS a disclosure statement on Form 8886. Direct investors of portfolio securities in many cases are excepted from this reporting requirement, but, under current guidance, equity owners of a RIC are not excepted. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have similar reporting requirements. U.S. Stockholders should consult their tax advisor to determine the applicability of these regulations in light of their individual circumstances.

Net Investment Income Tax

An additional 3.8% surtax applies to the net investment income of non-corporate U.S. stockholders (other than certain trusts) on the lesser of (i) the U.S. stockholder’s “net investment income” for a taxable year and (ii) the excess of the U.S. stockholder’s modified adjusted gross income for the taxable year over $0.2 million ($0.3 million in the case of joint filers). For these purposes, “net investment income” generally includes interest and taxable distributions and deemed distributions paid with respect to shares of common stock, and net gain attributable to the disposition of common stock (in each case, unless the shares of common stock are held in connection with certain trades or businesses), but will be reduced by any deductions properly allocable to these distributions or this net gain.

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

Actual or deemed distributions of the Company’s net capital gain to a non-U.S. stockholder, and gains recognized by a non-U.S. stockholder upon the sale of the Company’s common stock, will not be subject to withholding of U.S. federal income tax and generally will not be subject to U.S. federal income tax unless (a) the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. stockholder in the U.S. or (b) the non-U.S. stockholder is an individual, has been present in the U.S. for 183 days or more during the taxable year, and certain other conditions are satisfied. For a corporate non-U.S. stockholder, distributions (both actual and deemed), and gains recognized upon the sale of the Company’s common stock that are effectively connected with a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” (unless lowered or eliminated by an applicable income tax treaty). Non-U.S. stockholders of the Company’s common stock are encouraged to consult their own advisor as to the applicability of an income tax treaty in their individual circumstances.

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

Non-U.S. Stockholders who have not opted-out of the Company’s DRIP will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions. Any dividends or distributions reinvested under the plan will nevertheless remain taxable to non-U.S. stockholders to the same extent as if such dividends were received in cash. In addition, the Company has the ability to declare a large portion of a dividend in shares of the Company’s common stock, even if a non-U.S. stockholder has not elected to participate in the Company’s DRIP, in which case, as long as a portion of the dividend is paid in cash (which portion could be as low as 20%) and certain requirements are met (including the receipt of a private letter ruling from the IRS, so long as the Company is not treated as a publicly offered regulated investment company), the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, the Company’s non-U.S. stockholders will be taxed on 100% of the fair market value of the dividend paid entirely or partially in the Company’s common stock on the date the dividend is received in the same manner (and to the extent the non-U.S. stockholder is subject to U.S. federal income taxation) as a cash dividend (including the application of withholding tax rules described above), even if most or all of the dividend is paid in common stock. In such a circumstance, the Company may be required to withhold all or substantially all of the cash the Company would otherwise distribute to a non-U.S. stockholder.

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

Pursuant to Sections 1471 to 1474 of the Code and the U.S. Treasury regulations thereunder, the relevant withholding agent generally will be required to withhold 30% of any dividends paid on the Company’s common stock to: (i) a foreign financial institution, unless such foreign financial institution agrees to verify, report and disclose its U.S. accountholders, and meets certain other specified requirements or is subject to an applicable “intergovernmental agreement”; or (ii) a non-financial foreign entity beneficial owner, unless the entity certifies that it does not have any substantial U.S. owners or provides the name, address and taxpayer identification number of each substantial U.S. owner, and meets certain other specified requirements. If payment of this withholding tax is made, non-U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. federal withholding taxes with respect to these dividends or proceeds will be required to seek a credit or refund from the IRS to obtain the benefit of this exemption or reduction. In certain cases, the relevant foreign financial institution or non-financial foreign entity may qualify for an exemption from, or be deemed to be in compliance with, these rules. Certain jurisdictions have entered into agreements with the U.S. that may supplement or modify these rules. Non-U.S. stockholders should consult their own tax advisor regarding the particular consequences to them of this legislation and guidance. The Company will not pay any additional amounts in respect to any amounts withheld.

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

Company Operations

●	Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.

●	Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

●	An economic recession or downturn could impair our portfolio companies and harm our operating results.

●	The Company has a limited operating history and the Adviser has limited prior experience advising a BDC.

●	The Company can provide no assurance that it will be able to replicate the historical results achieved by other entities managed or sponsored by the Adviser or its affiliates.

●	The ongoing Russia-Ukraine and Middle East conflicts have caused political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our portfolio companies.

●	The Board of Directors could change the Company’s investment objective, operating policies and strategies without prior notice or stockholder approval.

●	The Company is subject to regulatory restrictions on its ability to raise additional capital.

●	The Company’s portfolio could be concentrated in a limited number of portfolio companies and industries, which subjects us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

●	Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

Investment Risks

●	The Company is dependent upon the Adviser’s ability to implement the Company’s investment strategies.

●	The Company operates in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

●	Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on the Company’s operating results.

●	The Company’s portfolio companies may be highly leveraged.

●	The Company is subject to credit and default risk and portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.

●	The Company’s investments will include secured debt, which involves various degrees of risk of a loss of capital.

Management Risks

●	The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.
●	The Adviser’s and the Administrator’s liability is limited, and the Company has agreed to indemnify each against certain liabilities, which could lead the Adviser or the Administrator to act in a riskier manner on the Company’s behalf than it would when acting for their own accounts.
●	Each of the Adviser and the Administrator can resign on 60 days’ notice, and the Company can provide no assurance that it could find a suitable replacement within that time, resulting in a disruption in the Company’s operations that could adversely affect its financial condition, business and results of operations.
●	The majority of the Company’s portfolio investments are recorded at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of the Board of Directors and, as a result, there could be uncertainty as to the value of its portfolio investments.
●	The Company is subject to risks associated with communications and information systems.

Risks Related to the Company’s Common Stock

●	There are restrictions on the ability of holders of the Company’s common stock to transfer shares.

●	There is no existing trading market for shares of the Company’s common stock, and no market for the shares is expected to develop in the future.

●	Investors in shares of the Company’s common stock may fail to fund their Capital Commitments when due.

●	The Company may declare a large portion of a distribution in shares of its common stock instead of in cash.

●	The Company incurs significant costs as a result of being registered under the Exchange Act.

●	The Company is subject to certain take-over defenses under Maryland law, its charter and bylaws.

●	Investing in the Company’s shares involves above average risk.

Risks Related to Conflicts of Interest

●	A majority of the Company’s investments are fair valued.

●	The Company’s incentive fee structure could affect the Adviser’s management of the Company.

●	The Adviser has obligations to its other clients.

●	The Adviser allocates investment opportunities among the Company and its other clients.

●	The Adviser allocates certain expenses among the Company and its other clients.

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

Various social and political circumstances in the U.S. and around the world that are outside our control may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the U.S. and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the ongoing war between Russia and Ukraine and conflicts in the Middle East and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. Additionally, as a result of the 2024 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The U.S. may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the U.S. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised certain benchmark interest rates in an effort to combat inflation. See “Investment Risks—We are exposed to risks associated with changes in interest rates, including the current interest rate environment.”

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

The Company has a limited operating history and the Adviser has limited prior experience advising a BDC.

The Company has a limited operating history to report to prospective investors. The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that the Company will not achieve its investment objectives or avoid substantial losses.

In addition, the 1940 Act and the Code impose numerous constraints on the operations of the Company as a BDC and RIC that do not apply to other investment vehicles managed by the Adviser or its affiliates. See “Business—Regulation as a Business Development Company” and “Business—Material U.S. Federal Income Tax Considerations.” The Company and the Adviser have limited experience operating under these constraints, which may hinder the Company’s ability to take advantage of attractive investment opportunities and to achieve its investment objective. Any failure of the Adviser to operate the Company within the constraints imposed by the 1940 Act or the Code could subject the Company to enforcement action by the SEC, cause the Company to fail to satisfy the requirements associated with RIC status or otherwise have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, if the Company does not maintain its status as a BDC, the Company would be subject to regulation as a closed-end investment company under the 1940 Act. As a registered closed-end investment company, the Company would be subject to substantially more regulatory restrictions under the 1940 Act which would decrease its operating flexibility.

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

The ongoing conflicts in Russia-Ukraine and the Middle East have caused political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our portfolio companies.

The conflict between Russia and Ukraine and in the Middle East have caused disruption, instability and volatility in global markets, economies and industries that could negatively impact our business, results of operations and financial condition. The conflicts have already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflict may escalate and its resolution is unclear. For example, the U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.

In addition, the ongoing conflict in the Middle East may also cause additional inflation, disrupt supply chains and potentially destabilize the region. These ongoing conflicts may also disrupt local, regional, national, and global markets and economies affected by sanctions, and it is not possible to predict how long any such disruption may last. It is also not possible to predict with certainty these ongoing conflicts’ additional adverse effects on existing macroeconomic conditions, currency exchange rates, and financial markets, all of which may affect our business operations or the business operations of our portfolio companies.

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

The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer, excluding limitations on investments in RICs or BDCs under the 1940 Act and compliance with the asset diversification requirements as a RIC under the Code. Some concentration with respect to particular portfolio companies, regions and industries is expected to exist in the Company’s investment portfolio. Any such concentration would subject the Company to a greater degree of risk with respect to the impact of a default by such portfolio company, or a greater degree of risk related to adverse business conditions in such region or industry.

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

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as at the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Increasing scrutiny from stakeholders and regulators with respect to ESG matters may impose additional costs and expose us to additional risks.

We (including that of our portfolio companies) faces increasing public scrutiny related to ESG activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our ESG ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments. In addition, investment in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly discussed their consideration of such ESG ratings and measures in making their investment decisions.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

“Anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view our Adviser’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose our Adviser to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors. In March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. At the state level, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to our business, financial condition and results of operations.

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations.

In June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we and our portfolio companies are or may be required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

Additionally, legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by legislators and by the IRS and the U.S. Treasury Department. We cannot predict how future tax proposals and changes in U.S. tax laws, rates, regulations or other guidance issued under existing tax laws, might affect us, our business, our stockholders, or our portfolio companies in the long-term. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our business or the business of our portfolio companies or could have other adverse consequences. For example, such decisions and legislation may impact our ability to qualify for tax treatment as a RIC or negatively affect the U.S. federal income tax consequences applicable to us and our stockholders as a result of such qualification. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

The U.S. has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

The Company may have difficulty paying its required RIC distributions if it recognizes income prior to, or without, receiving cash representing such income.

For U.S. federal income tax purposes, the Company includes in income certain amounts that the Company has not yet received in cash, such as the accretion of OID. This may arise if the Company receives warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to the Company’s overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, is included in income before the Company receives any corresponding cash payments.

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

The Company is an “emerging growth company,” as defined in the JOBS Act, until the earliest of: (i) the last day of the Company’s fiscal year in which the fifth anniversary of an IPO, if any, of shares of the Company’s common stock occurs, (ii) the last day of the fiscal year in which the Company’s annual gross revenue first exceeds $1.235 billion, (iii) the last day of a fiscal year in which the Company (a) has an aggregate worldwide market value of its common stock held by non-affiliates of $700.0 million or more, computed at the end of each fiscal year as of the last business day of the Company’s most recently completed second fiscal quarter and (b) has been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act) or (iv) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

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

A number of entities will compete with the Company to make the types of investments that the Company intends to make. The Company will compete with public and private funds, including collateralized loan obligations and alternative investment funds, commercial and investment banks, commercial financing companies, and other BDCs. As a result of a number of new entrants over the past several years, competition for investment opportunities in middle market companies has intensified, and the Company expects the trend to continue.

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

We are exposed to risks associated with changes in interest rates, including the current interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In a period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Despite the phase-out of the London Interbank Offered Rate, or LIBOR, certain financial instruments remain tied to LIBOR to determine payment obligations, financing terms, hedging strategies, or investment value. LIBOR is the offered rate for short-term Eurodollar deposits between major international banks. The Head of the UK Financial Conduct Authority the (“FCA”) and LIBOR’s administrator, ICE Benchmark Administration (“IBA”) ceased publication of most LIBOR settings at the end of 2021 and the IBA ceased publication of a majority of U.S. dollar LIBOR settings after June 30, 2023. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies (e.g., the Secured Overnight Financing Rate, or SOFR, for U.S. dollar LIBOR and the Sterling Overnight Index Average Rate for GBP LIBOR). Other countries are introducing their own local-currency-denominated alternative reference rates for short-term lending and global consensus on alternative rates is lacking.

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

Although the federal government has announced measures to assist these banks and protect depositors, others may be materially and adversely impacted. Our business is dependent on bank relationships, including small and regional banks, and we proactively monitor the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities, or receive the benefits of their existing banking arrangements or credit facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Continued strain on the banking system may adversely impact our business, financial condition and results of operations. A significant adverse development with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, The FDIC and Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions could have an adverse effect on our business, financial condition and results of operations.

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

Investments in issuers located outside the U.S. that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of U.S. companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. The investments of the Company that are denominated in non-U.S. currencies are subject to the risk that the value of a particular currency will change in relation to one or more other currencies. The Company may employ hedging techniques to minimize these risks, but there can be no assurance that such strategies will be implemented or, if implemented, will be effective. Other considerations include exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Company, the Investment Advisor, and our portfolio companies. The Company and our portfolio companies could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Investment Advisor’s business, and the business of our portfolio companies, including by potentially significantly disrupting the  markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser  to increased competition and regulation, which could materially and adversely affect business, financial condition or  results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio companies are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Risks Related to the Company’s Common Stock

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

Although neither the Company nor the Adviser currently intend to do so, the Company is permitted to declare a large portion of a dividend in shares of common stock. Revenue Procedures issued by the IRS allow a publicly offered RIC (as defined in the Code) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is currently required to be at least 20% of the aggregate declared distribution. The IRS has also issued private letter rulings on cash/stock dividends paid by RICs and REITs where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent the Company will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).

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

Investing in the Company’s Common Stock involves above average risk.

The investments the Company intends to make in accordance with its investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. The Company’s investments in portfolio companies involve higher levels of risk, and therefore, an investment in the Company’s shares of Common Stock may not be suitable for someone with lower risk tolerance. In addition, the Company’s common stock is intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.

Risks Related to Conflicts of Interest

A majority of the Company’s investments are fair valued.

The majority of the Company’s portfolio investments are expected to be made in the form of securities that are not publicly traded. In December 2020, the SEC adopted Rule 2a-5, which establishes a consistent, principle-based framework for boards of directors to use in creating their own specific process in order to determine fair values in good faith. Effective September 30, 2022, the Company designated the Adviser as the Company’s Valuation Designee to perform the fair value determinations of these securities, subject to the oversight of the Board of Directors. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to the Company’s investors would be adversely affected. In connection with that determination, investment professionals from the Adviser are involved with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser’s investment professionals in the valuation process could result in a conflict of interest as the Adviser’s base management fee will be based, in part, on the Company’s weighted average adjusted net assets and the incentive fees will be based, in part, on unrealized gains and losses.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

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

Board of Director’s Oversight of Cybersecurity Risks

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

Item 3. Legal Proceedings

The Company, the Adviser, the Administrator and their wholly-owned subsidiaries are not currently subject to any material litigation, although each may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to a listing, if any, common stock of the Company may be offered and sold (i) in the U.S. to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act, or (ii) outside the U.S. in accordance with Regulation S under the Securities Act and other similar exemptions under the laws of the states and jurisdictions where the offering will be made. See “Recent Sales of Unregistered Securities” below for more information. As of March 14, 2025, there is no public market for our common stock.

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

Holders

As of March 14, 2025, there were 15 holders of record of our common stock.

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

The Company has adopted a DRIP that provides for reinvestment of dividends and other distributions on behalf of the Company’s stockholders, unless a stockholder elects to receive cash distributions. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend or other distribution, then the Company’s stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

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

Prior to a listing, if any, the Company will use newly issued shares to implement the DRIP, with such shares to be issued at net asset value. The number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the then-current net asset value per share on the valuation date for such distribution. The number of shares to be outstanding after giving effect to payment of a distribution cannot be established until the value per share at which additional shares will be issued has been determined and the elections of the Company’s stockholders have been tabulated.

There will be no brokerage or other charges to stockholders who participate in the plan. The DRIP administrator’s fees under the plan will be paid by the Company.

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

Recent Sales of Unregistered Securities

The Company has entered into subscription agreements with several investors providing for the private placement of its common stock. No shares were issued pursuant to such subscription agreements for the year ended December 31, 2024.

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

Additionally, for the years ended December 31, 2024, and 2023, the Company issued 488,259 and 302,305 shares, respectively, through its DRIP, generating aggregate proceeds of $6.3 million and $4.1 million for the respective periods.

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

Overview

We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Maryland corporation on June 21, 2021, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC. We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

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

The Company generally invests in middle market companies, which the Adviser considers to be companies with annual EBITDA of between $50.0 million and $300.0 million. The Company can also invest in smaller or larger companies if an attractive opportunity presents itself, particularly during periods of market dislocation.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “eligible assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2024 and 2023, 82.3% and 77.3%, respectively, of our total assets were invested in eligible assets.

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

The Adviser has agreed to limit, indefinitely, the amount of Specified Expenses borne by the Company to an amount not to exceed 0.25% per annum of the greater of (i) the Company’s aggregate Capital Commitments and (ii) the Company’s net assets, at the time of determination (i.e., the Expense Cap). Specified Expenses include the following expenses incurred by the Company in its ordinary course of business: (i) third-party fund administration and fund accounting; (ii) printing and mailing expenses; (iii) professional fees, consisting of legal, compliance, tax and audit fees; (iv) treasury and compliance function expenses, including the salary of any internal

Redwood resources reimbursed by the Company; (v) research expenses relating to Bloomberg, expert network services, and investment research subscriptions, (vi) Independent Directors’ fees and expenses; (vii) premiums for director and officer and errors and omissions insurance; and (viii) valuation of Company investments. For the avoidance of doubt, Specified Expenses do not include any other expenses of the Company incurred in connection with its operations, including but not limited to, (i) any advisory fees payable by the Company under an effective advisory agreement, (ii) investment expenses (such as fees and expenses of outside legal counsel or third-party consultants, due diligence-related fees and other costs, expenses and liabilities with respect to consummated and unconsummated investments), (iii) taxes paid, (iv) interest expenses and fees on borrowing, (v) fees incurred in connection with the establishment of borrowing or other leverage arrangements, (vi) brokerage commissions, (vii) expenses related to litigation and potential litigation, and (viii) extraordinary expenses not incurred in the ordinary course of the Company’s business, including such expenses as approved by the Board of Directors, including a majority of the Independent Directors.

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

Organization costs consist of, among other things, the cost of incorporating the Company, including legal, accounting, regulatory filing and other fees pertaining to the Company’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of this Report and other offering documents. As of December 31, 2024, 2023 and 2022, the Adviser incurred approximately zero, zero and $0.7 million, respectively, of organizational costs on behalf of the Company.

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

Portfolio and investment activity

At December 31, 2024, our investment portfolio of $388.1 million (at fair value) consisted of 39 portfolio companies and was invested 80.0% in first lien term loans, 15.8% in corporate bonds, 1.6% in equity and 2.6% in second lien term loans. At December 31, 2023, our investment portfolio of $359.1 million (at fair value) consisted of 36 portfolio companies and was invested 72.7% in first lien term loans, 25.8% in corporate bonds, 1.0% in equity and 0.5% in second lien term loans. At December 31, 2024 and 2023 our average portfolio company investment at fair value were approximately $10.0 million and $10.0 million, respectively. At December 31, 2024 and 2023 our largest portfolio company investment by value were approximately 5.7% and 6.4% of our portfolio, respectively and our five largest portfolio company investments by value comprised approximately 25.5% and 28.4% of our portfolio, respectively.

The industry composition of our portfolio at fair value as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Aerospace & Defense	6.3%	—%
Beverage, Food & Tobacco	1.7	1.7
Capital Equipment	0.9	—
Chemicals, Plastics, & Rubber	—	7.6
Construction & Building	3.8	7.1
Consumer Goods: Durable	9.4	4.4
Consumer Goods: Non-Durable	2.0	3.9
Environmental Industries	6.3	6.8
FIRE: Insurance	2.0	5.7
FIRE: Real Estate	5.2	5.6
Healthcare & Pharmaceuticals	5.5	7.7
Hotel, Gaming & Leisure	10.8	4.0
Metals & Mining	4.1	3.4
Retail	8.3	7.7
Services: Business	11.4	8.5
Services: Consumer	9.0	6.7
Software	4.7	4.9
Technology Enabled Services	3.8	7.9
Transportation: Consumer	4.8	4.8
Wholesale	—	1.6
	100.0%	100.0%

The weighted average effective yield of our debt and total portfolio were 12.2% and 13.5% at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, 87.1% and 76.8%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as SOFR, PRIME, or the EURIBOR Rate, and 12.9% and 22.3%, respectively, of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 78.7% and

79.3% at December 31, 2024 and 2023, respectively. As of both December 31, 2024 and 2023, zero debt investments in the portfolio were on non-accrual status.

Results of operations

Investment income

Total investment income for the year ended December 31, 2024 was $55.5 million. The investment income was mainly comprised of $50.0 million cash interest income, $2.4 million PIK interest, and $3.2 million other income, respectively. Other income consists primarily of fees earned on our debt investments.

Total investment income for the year ended December 31, 2023 was $46.9 million. The investment income was mainly comprised of $45.3 million cash interest income, $0.8 million PIK interest and $0.8 million other income, respectively. Other income consists primarily of fees earned on our debt investments.

Total investment income for the period from March 14, 2022 (inception) through December 31, 2022 was $15.1 million. The investment income was mainly comprised of $14.7 million cash interest income and $0.3 million PIK interest, and $0.1 million other income, respectively. Other income consists primarily of fees earned on our debt investments.

Expenses

Total operating expenses for the year ended December 31, 2024 was $24.8 million, comprised of $14.7 million in interest and other debt expenses, $3.3 million in management fees, $5.3 million in incentive fees, $0.5 million in professional fees and $1.0 million in all other expenses, respectively. The Adviser reimbursed expenses of $0.5 million which were in excess of the annualized expense cap.

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

Net investment income

For the year ended December 31, 2024 and 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, net investment income were $31.2 million, $27.6 million and $9.5 million, respectively.

Net realized and unrealized gain or loss

For the year ended December 31, 2024 and 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the net realized gain / (loss) on investments and foreign currency debt was ($9.1) million, ($8.4) million and $0.6 million, respectively, and the net realized gain / (loss) on derivatives was ($0.1) million, ($0.1) million and $9 thousand respectively.

For the year ended December 31, 2024 and 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the change in net unrealized appreciation / (depreciation) on investments and foreign currency debt was $7.8 million, ($3.0) million and ($14.8) million, respectively, and the change in net unrealized appreciation / depreciation on derivatives was $0.8 million, ($0.1) million and $0.4 million, respectively.

Incentive compensation

For the year ended December 31, 2024, 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the Company incurred $5.3 million, $2.1 million and zero, respectively, in incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the year ended December 31, 2024 and 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the Company incurred zero, zero and $0.1 million excise tax, respectively.

Net increase / (decrease) in net assets resulting from operations

For the year ended December 31, 2024 and 2023, the net change in net assets applicable to common shareholders resulting from operations were $30.6 million and $16.0 million, respectively.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the year ended December 31, 2024 and 2023 and for the period from March 14, 2022 (inception) through December 31, 2022 (in thousands, excluding shares):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Shares Issued	488,259	6,080,118	10,221,321
Average Price Per Share	$12.97	$13.70	$14.81
Proceeds	$6,333	$83,302	$151,363

On April 6, 2022, the Company entered into the Credit Agreement. The Credit Agreement had an initial multicurrency revolving loan commitment of $85.0 million, with uncommitted capacity to increase the revolving loan commitments up to $500.0 million in the form of dollar commitments or multicurrency commitments. On May 13, 2022, the Company entered into an Incremental Commitment and Assumption Agreement and First Amendment to Senior Secured Revolving Credit Agreement by and among the Company, the lenders party thereto, the assuming lenders party thereto and the Administrative Agent, pursuant to which, among other things, the Company amended the Credit Agreement to increase its revolving loan commitments thereunder to $145.0 million, with $100.0 million in the form of multicurrency commitments and $45.0 million in the form of dollar commitments. The Credit Agreement permits the Company to use up to $25.0 million of multicurrency commitments to incur letters of credit.

On August 26, 2022, the Company entered into an Incremental Commitment and Assumption Agreement (the “Incremental Agreement”), which supplements the Senior Secured Revolving Credit Agreement, dated as of April 6, 2022 (as amended, restated, supplemented and otherwise modified to date, including by the Incremental Agreement, the “Credit Agreement”), among the Company, as borrower, ING Capital LLC (“ING”), as administrative agent and the lenders party thereto. Pursuant to the Incremental Agreement, among other changes, the total commitments under the Credit Agreement increased from $145.0 million to $250.0 million, consisting of an increase in dollar commitments from $45.0 million to $140.0 million and of multicurrency commitments from $100.0 million to $110.0 million. In connection with such increase, the Company paid the lenders providing commitments certain fees.

On January 17, 2024, the Company signed an Incremental Agreement, which supplements the Senior Secured Revolving Credit Agreement, dated as of April 6, 2022 (as amended, restated, supplemented and otherwise modified to date, including by the Credit Agreement), among the Company, as borrower, ING, as administrative agent and the Lenders Party Thereto. Pursuant to the Incremental Agreement, among other changes, the total commitments under the Credit Agreement increased from $250.0 million to $255.0 million.

On November 1, 2024, the Company entered into the Fifth Amendment to the Credit Agreement. Among other things, the Fifth Amendment extends the (i) revolver availability period from April 6, 2025 to April 6, 2026 and (ii) scheduled maturity date from April 6, 2026 to April 6, 2027.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets less liabilities and indebtedness not represented by senior securities to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new

Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. The Company’s sole initial shareholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result, under current law, the Company is permitted as a BDC to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (a two-to-one debt-to-equity ratio). As of December 31, 2024 and 2023, the Company’s asset coverage ratio were 227.1% and 243.9%, respectively.

Net cash provided by / (used in) operating activities during the year ended December 31, 2024 and 2023 and for the period from March 14, 2022 (inception) through December 31, 2022 were $2.7 million, ($85.2) million and ($262.5) million, respectively, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of ($22.0) million, ($91.8) million and ($284.4) million, respectively, and net investment income (net of non-cash income and expenses) of approximately $31.2 million, $27.6 million and $9.5 million, respectively.

Net cash provided by / (used in) financing activities during year ended December 31, 2024 and 2023 and for the period from March 14, 2022 (inception) through December 31, 2022 were ($3.4) million, $82.9 million and $265.8 million, respectively, consisting primarily of zero, $79.2 million and $149.9 million, respectively, from the issuance of common shares and $23.1 million, $21.6 million and $121.7 million, respectively, from net amounts drawn on the Credit Agreement and ($26.0) million, ($17.9) million and ($1.7) million, respectively, from distributions paid.

At December 31, 2024 and 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, we had $0.4 million, $0.8 million and $2.5 million, respectively, in cash and cash equivalents, respectively, and zero, $0.2 million and $0.8 million in restricted cash, respectively.

Contractual obligations

As of the date hereof, the Company does not have any other significant contractual payment obligations. However, the Company has entered into certain contracts under which the Company will have material future commitments.

The Company has entered into the Investment Advisory Agreement with the Adviser in accordance with the 1940 Act upon the Company’s election to be regulated as a BDC under the 1940 Act. Under the Investment Advisory Agreement, the Adviser will provide the Company with investment advisory and management services. For these services, the Company will pay (i) a management fee equal to a percentage of the value of the Company’s Weighted Average Net Asset Value and (ii) an incentive fee based on the Company’s performance.

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

Distributions to shareholders for the year ended December 31, 2024 totaled $29.8 million ($1.79 per share). Distributions to shareholders for the year ended December 31, 2023 totaled $29.2 million ($1.96 per share).

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

Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

The Company has entered into the Investment Advisory Agreement with the Adviser in accordance with the 1940 Act. The Company entered into an Investment Advisory Agreement with the Adviser, effective as of March 31, 2022, in accordance with the 1940 Act. On September 30, 2022, the Company and the Adviser entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”). For these services, the Company will pay (i) a management fee equal to a percentage of the value of the Company’s Weighted Average Net Asset Value and (ii) an incentive fee based on the Company’s performance.

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

The Company expects that there will not be readily available market values for many of the investments that will be in its portfolio, and the Company will value such investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, under the supervision of the Board of Directors pursuant to the Company’s valuation policy and process. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to the Company’s investors would be adversely affected. In connection with that determination, investment professionals from the Adviser, the Company’s Valuation Designee, will determine valuations of the investments in the portfolio company based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser’s investment professionals in the valuation process could result in a conflict of interest as the Adviser’s base management fee will be based, in part, on the Company’s net assets and the incentive fees will be based, in part, on unrealized gains and losses.

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

The Company committed to various new investments and funded existing committed delayed draw and revolver facilities with an aggregate par value of $40.2 million and received paydowns or disposed of existing investments with an aggregate par value of $18.3 million.

On March 12, 2025, the Company's Board of Directors declared a base distribution of $0.38 per share, payable by April 30, 2025 to stockholders of record as of March 31, 2025. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the fluctuations in global interest rates, inflationary pressures, the Russia-Ukraine war and more recently the ongoing conflicts in the Middle East introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning a potential economic downturn or recession, the Russia-Ukraine and Middle East conflicts and their potential impact on our business and our operating results, see “Risk Factors.”

Investment valuation risk

Because there is not a readily available market value for certain of the investments in our portfolio, we value such of our portfolio investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of our Board of Directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of our Board of Directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise and are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” as well as Notes 2 and 3 to our financial statements from December 31, 2024 and 2023 for more information relating to our investment valuation.

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

At December 31, 2024 and 2023, 87.1% and 76.8%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as SOFR, PRIME or the EURIBOR Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At December 31, 2024 and 2023, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 78.7% and 79.3%, respectively. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Based on our Statements of Assets and Liabilities as of December 31, 2024, the following table shows the annual impact on net investment income (excluding the related management fees and incentive fee impact) of base rate changes in interest rates (considering that interest rate floors for variable rate instruments and that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change (1)	Net Investment Income (Loss)	Net Investment Income (Loss) Per Share
Up 300 basis points	$6,245	$0.37
Up 200 basis points	3,997	0.24
Up 100 basis points	1,749	0.10
Down 100 basis points	(2,748)	(0.16)
Down 200 basis points	(4,896)	(0.29)
Down 300 basis points	(6,605)	(0.39)

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Redwood Enhanced Income Corp.

Opinion on the financial statements

We have audited the accompanying statements of assets and liabilities of Redwood Enhanced Income Corp. (the “Company”), including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2024 and 2023, and the period from March 14, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, and the period from March 14, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

New York, New York

March 14, 2025

Redwood Enhanced Income Corp.

Statements of Assets and Liabilities

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments, at fair value (1)	$362,607	$331,288
Non-controlled/affiliated investments, at fair value (2)	25,536	27,834
Cash and cash equivalents	384	778
Restricted cash	—	224
Derivatives, at fair value	299	271
Receivables for investments sold	803	—
Interest and other receivables	7,530	7,198
Deferred debt issuance costs	613	1,206
Prepaid expenses and other assets	—	70
Total assets	$397,772	$368,869

Liabilities
Debt	$169,157	$144,491
Incentive fees payable	1,337	1,081
Interest and other debt related payables	118	958
Distributions payable	10,915	13,370
Payable for investments purchased	286	—
Payable to broker	43	—
Management fees payable	477	634
Accrued expenses and other liabilities	450	396
Total liabilities	$182,783	$160,930

Commitments and contingencies (Note 8)

Net assets	$214,989	$207,939

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value (1,000,000,000 shares authorized, 16,793,031 and 16,304,772 shares issued and outstanding, respectively)	$17	$16
Paid-in capital in excess of par	241,020	234,688
Distributable earnings (deficit)	(26,048)	(26,765)
Total net assets	214,989	207,939
Total liabilities and net assets	$397,772	$368,869

Shares outstanding	16,793,031	16,304,772

Net asset value per share	$12.80	$12.75

(1) Non-controlled/non-affiliated at amortized cost $374,197 and $351,267 as of December 31, 2024 and 2023, respectively.

(2) Non-controlled/affiliated at amortized cost $22,968 and $24,721 as of December 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Operations

(in thousands, except share and per share data)

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Investment income:
Non-controlled/non-affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	$45,641	$43,297	$14,710
PIK interest income	2,081	756	321
Other income	3,162	832	92
Total investment income from non-controlled/non-affiliated company investments	50,884	44,885	15,123
Non-controlled/affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	4,319	2,044	—
PIK interest income	294	—	—
Total investment income from non-controlled/affiliated company investments	4,613	2,044	—
Total investment income	55,497	46,929	15,123

Operating expenses:
Interest and other debt expenses	14,713	13,643	3,707
Organization expenses	—	—	671
Management fees	3,292	2,769	1,140
Administrative expenses	206	171	127
Professional fees	507	580	508
Directors’ fees	225	225	225
Custody and transfer agent fees	147	80	60
Incentive fees	5,343	2,055	—
Other operating expenses	393	388	217
Total operating expenses, before expense reimbursement and waiver	24,826	19,911	6,655
Expense reimbursement	(540)	(557)	(313)
Organization expenses waiver	—	—	(671)
Total operating expenses, net of expense reimbursement and waiver	24,286	19,354	5,671
Net investment income (loss)	31,211	27,575	9,452

Net realized and unrealized gain (loss) on derivatives	629	(186)	384

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(7,423)	(7,621)	335
Non-controlled/affiliated investments	(95)	—	—
Foreign currency investments	—	240	—
Foreign currency debt	(1,600)	(1,000)	263
Net realized gain (loss)	(9,118)	(8,381)	598
Change in net unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	9,132	(5,963)	(14,653)
Non-controlled/affiliated investments	(546)	3,113	—
Foreign currency investments	(744)	13	(142)
Foreign currency debt	2	(166)	4
Net change in net unrealized appreciation (depreciation)	7,844	(3,003)	(14,791)

Net realized and unrealized gain (loss)	(1,274)	(11,384)	(14,193)

Net increase (decrease) in net assets from operations	$30,566	$16,005	$(4,357)

Net investment income (loss) per share (basic and diluted)	$1.87	$2.00	$1.31
Earnings (loss) per share (1)	$1.84	$1.16	$(0.60)

Basic and diluted weighted average shares outstanding	16,652,081	13,777,662	7,233,652

(1) Computed based on the weighted average shares outstanding and capital activity during the time periods such earnings occurred.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Changes in Net Assets

(in thousands, except shares)

				Paid-in-
				Capital in	Distributable
	Common Stock			Excess of	Earnings	Total Net
	Shares	Par Amount		Par Value	(Loss)	Assets
Balance at March 14, 2022 (inception)	3,333	$—	(1)	$50	$—	$50
Issuance of common stock	10,221,321	10		149,845	—	149,855
Common stock issued from reinvestment of distributions	—	—		1,508	—	1,508
Distributions to shareholders	—	—		—	(9,249)	(9,249)
Net investment income	—	—		—	9,452	9,452
Net realized and unrealized gain (loss) on derivatives	—	—		—	384	384
Net realized gain (loss)	—	—		—	598	598
Change in net unrealized appreciation (depreciation)	—	—		—	(14,791)	(14,791)
Excise tax reclassification	—	—		(11)	11	—
Balance at December 31, 2022 (2)	10,224,654	$10		$151,392	$(13,595)	$137,807

Balance at December 31, 2022 (2)	10,224,654	$10		$151,392	$(13,595)	$137,807
Issuance of common stock	5,777,813	6		79,235	—	79,241
Common stock issued from reinvestment of distributions	302,305	—	(1)	4,061	—	4,061
Distributions to shareholders	—	—		—	(29,175)	(29,175)
Net investment income	—	—		—	27,575	27,575
Net realized and unrealized gain (loss) on derivatives	—	—		—	(186)	(186)
Net realized gain (loss)	—	—		—	(8,381)	(8,381)
Change in net unrealized appreciation (depreciation)	—	—		—	(3,003)	(3,003)
Excise tax reclassification	—	—		—	—	—
Balance at December 31, 2023	16,304,772	$16		$234,688	$(26,765)	$207,939

Balance at December 31, 2023	16,304,772	$16		$234,688	$(26,765)	$207,939
Issuance of common stock	—	—		—	—	—
Common stock issued from reinvestment of distributions	488,259	1		6,332	—	6,333
Distributions to shareholders	—	—		—	(29,849)	(29,849)
Net investment income	—	—		—	31,211	31,211
Net realized and unrealized gain (loss) on derivatives	—	—		—	629	629
Net realized gain (loss)	—	—		—	(9,118)	(9,118)
Change in net unrealized appreciation (depreciation)	—	—		—	7,844	7,844
Excise tax reclassification	—	—		—	—	—
Balance at December 31, 2024	16,793,031	$17		$241,020	$(26,048)	$214,989
(1)	Par amount is zero due to rounding of shares.
(2)	Commencement of operations was April 1, 2022.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Cash Flows

(in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$30,566	$16,005	$(4,357)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(280,127)	(184,193)	(314,042)
Proceeds from disposition of investments	258,154	92,393	29,674
Net realized (gain) loss on investments	7,518	7,621	(335)
Net realized (gain) loss on foreign currency investments	—	(240)	—
Net realized (gain) loss on foreign currency debt	1,600	1,000	(263)
Change in net unrealized (appreciation)/depreciation of investments	(8,586)	2,850	14,653
Change in net unrealized (appreciation)/depreciation of foreign currency investments	744	(13)	(357)
Change in net unrealized (appreciation)/depreciation of foreign currency debt	(2)	166	(4)
Net amortization of investment discounts and premiums	(3,336)	(4,053)	(1,761)
Amortization of deferred debt issuance costs	1,048	961	2,092
PIK interest and other income capitalized	(3,387)	(756)	(296)
Changes in assets and liabilities:
Decrease (increase) in derivatives, at fair value	(28)	104	(375)
Decrease (increase) in receivables for investments sold	(803)	—	—
Decrease (increase) in interest and other receivables	(332)	(3,606)	(3,592)
Decrease (increase) in prepaid expenses and other assets	70	247	(317)
Increase (decrease) in incentive fees payable	256	1,081	—
Increase (decrease) in interest and other debt related payables	(840)	649	309
Increase (decrease) in payable to broker	43	—	—
Increase (decrease) in payable for investments purchased	286	(15,466)	15,466
Increase (decrease) in management fees payable	(157)	123	511
Increase (decrease) in accrued expenses and other liabilities	54	(79)	475
Net cash provided by (used in) operating activities	2,741	(85,206)	(262,519)

Financing activities
Proceeds from shares of common stock sold	—	79,241	149,855
Debt borrowings	290,809	200,767	253,389
Debt repayments	(267,741)	(179,180)	(131,650)
Distribution paid	(25,973)	(17,838)	(1,648)
Deferred debt issuance costs paid	(454)	(75)	(4,184)
Net cash provided by (used in) financing activities	(3,359)	82,915	265,762

Net increase (decrease) in cash and cash equivalents and restricted cash	(618)	(2,291)	3,243
Cash and cash equivalents and restricted cash at beginning of period	1,002	3,293	50
Cash and cash equivalents and restricted cash at end of period	$384	$1,002	$3,293

Supplemental information
Interest and other debt expenses paid	$14,505	$12,033	$2,822
Upfront fees paid	$—	$—	$1,350
Other financing fees paid	$—	$75	$600
Supplemental non-cash information
Reinvestment of shareholder distributions	$6,333	$4,061	$1,508

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments

December 31, 2024

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Secured Debt
Aerospace & Defense
BlueHalo Global Holdings, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	10/31/2025	4,931	$4,874	$4,921	2.29	(A) (E)
Doncasters US Finance LLC (United Kingdom)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	4/23/2030	14,083	$13,798	$13,943	6.49	(A) (B)
Doncasters US Finance LLC (Delayed Draw Loan) (United Kingdom)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	4/23/2030	1,419	$(14)	$(14)	(0.01)	(A) (B) (D)
Keel Platform, LLC	First Lien Secured Debt	3M SOFR	0.75%	S + 5.25%	1/19/2031	5,757	$5,681	$5,700	2.66	(A) (E)
Keel Platform, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.75%	S + 5.25%	1/19/2031	1,201	$(8)	$(12)	(0.01)	(A) (D) (E)
							$24,331	$24,538	11.42
Beverage, Food & Tobacco
Wellful Inc.	First Lien Secured Debt	1M SOFR	0.75%	S + 5.11%	4/19/2030	2,905	$2,779	$2,905	1.34	(A)
Wellful Inc.	First Lien Secured Debt	1M SOFR	0.00%	S + 5.25% plus 1.75% PIK	10/19/2030	4,653	$3,262	$3,699	1.72	(A)
							$6,041	$6,604	3.06
Capital Equipment
Brock Holdings III, LLC	First Lien Secured Debt	3M SOFR	0.50%	S + 6.00%	5/2/2030	3,611	$3,544	$3,623	1.69	(A)
							$3,544	$3,623	1.69
Construction & Building
Lightning US Holdings, Inc.	First Lien Secured Debt	1M SOFR	2.00%	S + 6.00%	11/18/2029	14,444	$14,076	$14,119	6.58	(A) (E)
Lightning US Holdings, Inc. (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	2.00%	S + 6.00%	11/18/2029	3,333	$(48)	$(75)	(0.03)	(A) (D) (E)
Lightning US Holdings, Inc.	First Lien Secured Debt - Revolver	1M SOFR	2.00%	S + 6.00%	11/18/2029	2,222	$797	$812	0.38	(A) (D) (E)
							$14,825	$14,856	6.93
Consumer Goods: Durable
Apex Tool Group (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	3.00%	S + 7.00%	2/8/2028	5,861	$3,431	$3,436	1.60	(A) (D)
Augusta Sportswear, Inc.	First Lien Secured Debt	1M SOFR	1.00%	S + 6.50%	11/21/2029	12,406	$12,184	$12,158	5.66	(A)
Bad Boy Mowers JV Acquisition, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 6.00%	11/9/2029	11,880	$11,625	$11,880	5.53	(A) (E)
							$27,240	$27,474	12.79
Consumer Goods: Non-Durable
Farfetch US Holdings Inc. (United Kingdom)	First Lien Secured Debt	3M SOFR	0.50%	S + 6.25%	10/20/2027	8,272	$7,954	$7,693	3.58	(A) (B) (C)
							$7,954	$7,693	3.58
Environmental Industries
Ironhorse Purchaser, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 5.25%	9/30/2027	10,468	$10,320	$10,468	4.87	(A) (E)
Ironhorse Purchaser, LLC (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	1.00%	S + 5.25%	9/30/2027	1,043	$—	$—	—	(A) (D) (E)
Ironhorse Purchaser, LLC	First Lien Secured Debt - Revolver	1M SOFR	1.00%	S + 5.25%	9/30/2027	1,000	$341	$352	0.16	(A) (D) (E)
							$10,661	$10,820	5.03
FIRE: Insurance
Norvax, LLC	First Lien Secured Debt	3M SOFR	3.00%	S + 7.50%	11/4/2029	8,175	$7,894	$7,889	3.67	(A) (C) (E)
Norvax, LLC	First Lien Secured Debt - Revolver	3M SOFR	3.00%	S + 7.50%	11/4/2029	602	$(20)	$(21)	(0.01)	(A) (C) (D) (E)
							$7,874	$7,868	3.66
Healthcare & Pharmaceuticals
Beacon Oral Specialists Management LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	12/14/2026	17,491	$4,187	$4,258	1.98	(A) (D) (E)
Inotiv, Inc.	First Lien Secured Debt	3M SOFR	1.00%	S + 6.5% plus 0.25% PIK	11/5/2026	11,914	$11,839	$10,723	4.99	(A) (C)
Sonrava Health Holdings, LLC	First Lien Secured Debt	6M SOFR	0.75%	S + 6.93%	5/18/2028	6,272	$6,072	$6,264	2.91	(A)
							$22,098	$21,245	9.88
Hotel, Gaming & Leisure
K1 Speed, Inc	First Lien Secured Debt	3M SOFR	1.00%	S + 6.25%	1/2/2029	20,754	$20,349	$20,401	9.49	(A) (E)
K1 Speed, Inc (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.25%	1/2/2029	4,246	$1,679	$1,626	0.76	(A) (D) (E)
Xponential Fitness LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	3/16/2026	19,870	$19,731	$19,870	9.24	(A) (C) (E)
							$41,759	$41,897	19.49
Metals & Mining
Alchemy US Holdco 1, LLC	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	7/31/2029	2,308	$2,462	$2,358	1.10	(A) (E)
Alchemy US Holdco 1, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.50%	7/31/2029	11,435	$11,313	$11,279	5.25	(A) (E)
Alchemy US Holdco 1, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.50%	7/31/2029	967	$125	$118	0.04	(A) (D) (E)
Titan Purchaser, Inc	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	3/1/2030	2,086	$2,067	$2,104	0.98	(A)
							$15,967	$15,859	7.37
Retail
At Home Group, Inc.	First Lien Secured Debt	1M SOFR	0.50%	S + 4.36%	7/24/2028	5,639	$4,849	$2,346	1.08	(A)
Chinos Intermediate 2 LLC	First Lien Secured Debt	3M SOFR	0.00%	S + 6.00%	9/29/2031	6,074	$5,971	$6,141	2.86	(A)
Claire's Stores, Inc.	First Lien Secured Debt	1M SOFR	0.00%	S + 6.60%	12/18/2026	14,132	$13,953	$11,221	5.22	(A)
							$24,773	$19,708	9.16
Services: Business
Aptim Corp.	First Lien Secured Debt	1M SOFR	0.00%	S + 7.50%	5/23/2029	13,216	$13,216	$13,117	6.10	(A)
Energy Acquisition LP	First Lien Secured Debt	6M SOFR	2.00%	S + 6.50%	5/9/2029	18,865	$18,502	$18,569	8.64	(A) (E)
Energy Acquisition LP (Delayed Draw Loan)	First Lien Secured Debt	6M SOFR	2.00%	S + 6.50%	5/9/2029	1,040	$(18)	$(16)	(0.01)	(A) (D) (E)
S&S Holdings, LLC	First Lien Secured Debt	1M SOFR	0.50%	S + 5.10%	10/1/2031	7,233	$6,883	$7,211	3.35	(A)
							$38,583	$38,881	18.08
Services: Consumer
Houghton Mifflin Harcourt Co	First Lien Secured Debt	1M SOFR	1.00%	S + 8.10%	4/7/2028	12,313	$12,313	$12,666	5.89	(A)
Staples, Inc.	First Lien Secured Debt	3M SOFR	0.50%	S + 5.75%	9/1/2029	1,845	$1,778	$1,760	0.82	(A)
							$14,091	$14,426	6.71
Software
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	First Lien Secured Debt	1M SOFR	0.75%	S + 7.00% PIK	5/5/2028	803	$778	$738	0.34	(A)
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	First Lien Secured Debt	1M SOFR	0.75%	S + 1.00% plus 5.00% PIK	5/5/2028	628	$628	$578	0.27	(A)
							$1,406	$1,316	0.61

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Continued)

December 31, 2024

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Technology Enabled Services
Argano, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 5.75%	9/13/2029	11,927	$11,667	$11,703	5.44	(A) (E)
Argano, LLC (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	1.00%	S + 5.75%	9/13/2029	2,609	$—	$(24)	(0.01)	(A) (D) (E)
Argano, LLC	First Lien Secured Debt - Revolver	1M SOFR	1.00%	S + 5.75%	9/13/2029	435	$—	$(8)	—	(A) (D) (E)
Electronics For Imaging, Inc.	First Lien Secured Debt	3M SOFR	0.00%	S + 5.10%	7/23/2026	3,967	$3,922	$3,204	1.49	(A)
							$15,589	$14,875	6.92
Transportation: Consumer
Hornblower Holdings, LP	First Lien Secured Debt	3M SOFR	1.00%	S + 5.50%	7/3/2029	17,211	$17,030	$17,056	7.93	(A) (E)
Hornblower Holdings, LP	First Lien Secured Debt - Revolver	3M SOFR	1.00%	S + 5.50%	7/3/2029	2,703	$1,350	$1,321	0.61	(A) (D) (E)
							$18,380	$18,377	8.54
Total First Lien Secured Debt							$295,116	$290,060	134.92%

Second Lien Secured Debt
Consumer Goods: Durable
SVP Singer Holdings Inc.	Second Lien Secured Debt	3M SOFR	0.00%	S + 5.76%	6/30/2029	1,317	$1,317	$1,316	0.61	(A) (E)
SVP Singer Holdings Inc.	Second Lien Secured Debt	3M SOFR	0.00%	S + 7.01% plus 0.75% PIK	12/31/2029	4,435	$4,375	$4,435	2.06	(A) (E)
							$5,692	$5,751	2.67
Software
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	Second Lien Secured Debt	1M SOFR	0.75%	S + 1.00% plus 6.50% PIK	5/5/2028	5,108	$3,908	$2,022	0.94	(A)
							$3,908	$2,022	0.94
Total Second Lien Secured Debt							$9,600	$7,773	3.61%

Corporate Bond
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	NA	5.00% plus 4.00% PIK	8/5/2026	13,732	$13,732	$13,485	6.27	(A) (B) (E)
							$13,732	$13,485	6.27
Retail
At Home Group, Inc.	Corporate Bond	NA	NA	4.88%	7/15/2028	8,418	$7,175	$3,418	1.59	(A)
Guitar Center, Inc.	Corporate Bond	NA	NA	8.50%	1/15/2026	10,888	$10,467	$9,280	4.32	(A)
							$17,642	$12,698	5.91
Services: Consumer
MoneyGram International Inc	Corporate Bond	NA	NA	9.00%	6/1/2030	7,721	$6,615	$7,480	3.48	(A)
Staples, Inc.	Corporate Bond	NA	NA	10.75%	9/1/2029	9,056	$8,951	$8,891	4.14	(A)
Stonemor, Inc.	Corporate Bond	NA	NA	8.50%	5/15/2029	4,645	$4,377	$4,157	1.93	(A) (C)
							$19,943	$20,528	9.55
Software
Aptos Canada, Inc.	Corporate Bond	1M SOFR	1.00%	S + 7.61%	3/2/2027	15,000	$14,801	$14,700	6.84	(A) (E)
							$14,801	$14,700	6.84
Total Corporate Bonds							$66,118	$61,411	28.57%

Equity
Consumer Goods: Durable
SVP Singer Holdings Inc.	Equity - Common Stock	NA	NA	NA	NA	357	$3,363	$3,363	1.56	(E)
							$3,363	$3,363	1.56
Total Equity							$3,363	$3,363	1.56%

Total Investments - non-controlled/non-affiliated							$374,197	$362,607	168.66%

Investments - non-controlled/affiliated

First Lien Secured Debt
FIRE: Real Estate
PREIT Associates LP	First Lien Secured Debt	1M SOFR	0.00%	S + 7.00%	4/1/2029	20,059	$20,059	$20,135	9.37	(A) (C)
							$20,059	$20,135	9.37
Total First Lien Secured Debt							$20,059	$20,135	9.37%

Second Lien Secured Debt
Services: Business
Carlson Travel, Inc.	Second Lien Secured Debt	NA	0.00%	15.00% PIK	5/8/2029	2,081	$2,081	$2,393	1.11	(A) (E)
							$2,081	$2,393	1.11
Total Second Lien Secured Debt							$2,081	$2,393	1.11%

Equity
Services: Business
Carlson Travel, Inc.	Equity - Common Stock	NA	NA	NA	NA	2,426	$—	$617	0.29	(E)
Carlson Travel, Inc.	Equity - Preferred Equity	NA	NA	NA	NA	1,703	$828	$2,391	1.11	(E)
							$828	$3,008	1.40
Total Equity							$828	$3,008	1.40%

Total Investments - non-controlled/affiliated							$22,968	$25,536	11.88%

The accompanying notes are an integral part of these financial statements

Redwood Enhanced Income Corp.

Schedule of Investments (Continued)

December 31, 2024

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Cash Equivalents
Cash Equivalents							$356	$356	0.17	(F)
Total Cash Equivalents							$356	$356	0.17%

Total Investments and Cash Equivalents							$397,521	$388,499	180.71%

Derivatives, at fair value	Company Receives	Company Pays	Counterparty		Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461%	Goldman Sachs & Co. LLC		6/17/2027	7,000		$133
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601%	Goldman Sachs & Co. LLC		7/7/2027	5,000		$166
Total Derivatives						12,000		$299

Notes to the Schedule of Investments:

(A)	Debt investments include investments in bank debt and corporate bonds that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(C)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(D)	Includes an unfunded commitment that was acquired and/or valued at a discount.
(E)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (See Note 3).
(F)	Cash equivalents balance represents amounts held in the interest-bearing money market fund – US Bank Money Market Deposit Account currently yields a rate of 4.1% as of December 31, 2024.

PRIME, SOFR or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $280.1 million and $258.2 million, respectively, for the year ended December 31, 2024. Aggregate acquisitions do not include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. As of December 31, 2024, approximately 17.8% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $184.2 million and $92.4 million, respectively, for the year ended December 31, 2023. Aggregate acquisitions do not include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. As of December 31, 2023, approximately 22.7% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

Redwood Capital Management, LLC (the “Adviser”) is our investment adviser, effective March 31, 2022, pursuant to an investment advisory agreement entered into between the Company and the Adviser. On September 30, 2022, the Company and the Adviser entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”). The Adviser, subject to the overall supervision of our Board of Directors (the “Board of Directors”), manages the day-to-day operations of the Company and provides investment advisory services to the Company.

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

The Company generally expects to invest in middle market companies, which the Adviser considers to be companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $50.0 million and $300.0 million. The Company may also invest in smaller or larger companies if an attractive opportunity presents itself, particularly during periods of market dislocation.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for year-end reporting. The Company is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the FASB ASC Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Summary of Significant Accounting Policies (Continued)

Segment Reporting

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

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

The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of December 31, 2024, our cash balance exceeded federally insured limits. The Adviser continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account. Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of December 31, 2024 and 2023, were $0.4 million and $0.8 million, respectively.

Restricted Cash

Restricted cash represents cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of December 31, 2024 and 2023, restricted cash included zero and $0.2 million, respectively, held with Goldman Sachs & Co. LLC, as collateral for interest rate swaps. Restricted cash is carried at cost, which approximates fair value.

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

2. Summary of Significant Accounting Policies (Continued)

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

Investment Valuation Process

The Adviser, as the Company’s valuation designee (the “Valuation Designee”), undertakes a multi-step valuation process under the supervision of the Board of Directors. In calculating the value of the Company’s total assets, the Adviser values investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Debt and equity securities that are not publicly traded, whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by the Valuation Designee, under the direction of our Board of Directors. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at December 31, 2024 and 2023, respectively, and reported in U.S. dollars. Purchases and sales of investments and revenue and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in realized and unrealized gain (loss) on foreign currency investments, in the Statements of Operations.

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

Organization and Offering Costs

The Adviser has agreed to reimburse the Company organization and offering costs in an amount not to exceed $1.0 million. Organization and offering costs will only be borne by the Company if such expense exceeds $1.0 million, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of shares of the Company will be charged to the paid-in-capital upon the sale of shares. For the year ended December 31, 2024 and 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the Adviser incurred organization expenses on behalf of the Company of zero, zero and $0.7 million, respectively.

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

Distributions

Distributions to common shareholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors and depends on the Company’s earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board of Directors may deem relevant from time to time.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. The Company has assessed currently issued ASUs and has determined that they are not applicable or expected to have minimal impact on its financial statements.

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

Management had evaluated the impact of Topic 848 on the Company’s investments, derivatives, debt and other contracts that will undergo reference rate-related modifications as a result of the Reference Rate Reform. Management has no concerns in adopting Topic 848 by the FASB Sunset Date. Management will continue to work with other financial institutions and counterparties to modify contracts as required by applicable regulation and within the regulatory deadlines. As of December 31, 2024, management believes these accounting standards have no impact on the Company and does not have any concerns of adopting the regulations by FASB Sunset Date.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its financial statements. See Note 13 for more information on the effects of the adoption of ASU 2023-07.

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

3. Investments (Continued)

At December 31, 2024, the Company’s investments were categorized as follows:

	Fair Value Measurements
December 31, 2024	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien secured debt (2)	$—	$145,651	$162,088	$307,739
Second lien secured debt	—	2,022	8,144	10,166
Corporate bond	—	33,226	28,185	61,411
Revolver	—	—	2,456	2,456
Equity - Preferred equity	—	—	2,391	2,391
Equity - Common stock	—	—	3,980	3,980
Total investments	$—	$180,899	$207,244	$388,143
Derivatives	$—	$299	$—	$299
Cash equivalents	$356	$—	$—	$356

At December 31, 2023, the Company’s investments were categorized as follows:

	Fair Value Measurements
December 31, 2023	Level 1	Level 2 (1)	Level 3	Total
Investments:
First lien secured debt (2)	$—	$136,706	$118,248	$254,954
Second lien secured debt	—	—	2,012	2,012
Corporate bond	—	64,589	28,147	92,736
Revolver	—	5,418	584	6,002
Equity - Preferred equity	—	—	3,151	3,151
Equity - Common stock	—	—	267	267
Total investments	$—	$206,713	$152,409	$359,122
Derivatives	$—	$271	$—	$271
Cash equivalents	$220	$—	$—	$220
(1)	Fair value based upon quoted prices in inactive markets or quotes for comparable investments.
(2)	Includes senior secured loans.

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2024 included the following:

	December 31, 2024
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$14,700	Yield analysis	Market yield	12.27%	13.27%	12.77%
Corporate bond	13,485	Yield analysis	Market yield	10.41%	11.32%	10.87%
		Black Scholes Option Pricing Model	Volatility	10.00%	41.50%	25.75%
		Black Scholes Option Pricing Model	Term	1.59 years	1.59 years	1.59 years
		Black Scholes Option Pricing Model	Risk free rate	4.27%	4.27%	4.27%
First lien secured debt	19,870	Yield analysis	Market yield	10.00%	10.68%	10.34%
First lien secured debt	60,228	Yield analysis	Market yield	9.78%	11.83%	10.96%
		EV market multiple analysis	EBITDA multiple	7.00x	15.25x	8.70x
First lien secured debt	64,422	Recent transactions	Transaction price	N/A	N/A	N/A
First lien secured debt	17,568	Market quotation	Market quotation	N/A	N/A	N/A
Second lien secured debt	8,144	EV market multiple analysis	EBITDA multiple	6.75x	12.25x	10.00x
Revolver	352	Yield analysis	Market yield	9.78%	10.31%	10.05%
		EV market multiple analysis	EBITDA multiple	7.00x	8.00x	7.50x
Revolver	1,321	Market quotation	Market quotation	N/A	N/A	N/A
Revolver	783	Recent transactions	Transaction price	N/A	N/A	N/A
Equity - Preferred equity	2,391	EV market multiple analysis	EBITDA multiple	6.75x	7.25x	7.00x
Equity - Common stock	3,980	EV market multiple analysis	EBITDA multiple	6.80x	12.30x	10.59x
Total	$207,244

3. Investments (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2023 included the following:

	December 31, 2023
				Range		Weighted
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Average
Corporate bond	$14,700	Yield analysis	Market yield	11.60%	12.60%	12.10%
Corporate bond	13,447	Yield analysis	Market yield	0.13	0.13	0.13
		Black Scholes Option Pricing Model	Volatility	10.00%	47.50%	28.75%
		Black Scholes Option Pricing Model	Term	2.60 years	2.60 years	2.60 years
		Black Scholes Option Pricing Model	Risk free rate	0.04	0.04	0.04
First lien secured debt	38,162	Yield analysis	Market yield	9.86%	11.91%	10.81%
		EV market multiple analysis	EBITDA multiple	11.50x	13.25x	12.47x
First lien secured debt	29,931	Yield analysis	Market yield	9.44%	12.24%	10.57%
First lien secured debt	14,523	Recent transactions	Transaction price	N/A	N/A	N/A
First lien secured debt	35,632	Market quotation	N/A	N/A	N/A	N/A
Second lien secured debt	2,012	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.25%
			Revenue growth rate	0.03	0.04	0.04
			Revenue multiple	0.38x	0.45x	0.41x
Revolver	(4)	Yield analysis	Market yield	9.86%	11.91%	11.38%
		EV market multiple analysis	EBITDA multiple	12.00x	13.25x	12.75x
Revolver	588	Yield analysis	Market yield	11.24%	12.24%	11.74%
Equity - Preferred equity	3,151	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.30%
			Revenue growth rate	3.25%	4.25%	3.75%
			Revenue multiple	0.38x	0.45x	0.41x
Equity - Common stock	267	Discounted cash flow analysis	Discount rate	33.25%	35.25%	34.30%
			Revenue growth rate	3.25%	4.25%	3.75%
			Revenue multiple	0.38x	0.45x	0.41x
Total	$152,409

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Decrease	Increase
Yield	Decrease	Increase

3. Investments (Continued)

Changes in investments categorized as Level 3 for the year ended December 31, 2024 and 2023 were as follows:

	For the year ended December 31, 2024
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$118,248	$2,012	$28,147	$584	$3,151	$267	$152,409
Net realized and unrealized gains (losses)	1,015	109	(568)	(14)	(760)	350	132
Acquisitions (1)	155,492	6,023	696	2,765	—	3,363	168,339
Dispositions (2)	(100,080)	—	(90)	(906)	—	—	(101,076)
Transfers in (out) of Level 3 (3)	(12,560)	—	—	—	—	—	(12,560)
Reclassifications	(27)	—	—	27	—	—	—
Ending balance	$162,088	$8,144	$28,185	$2,456	$2,391	$3,980	$207,244
Net change in unrealized appreciation/(depreciation) during the period on investments still held at period end (included in net realized and unrealized gains/(losses) above)	$772	$108	$(569)	$(6)	$(760)	$351	$(104)

	For the year ended December 31, 2023
	First Lien Term Loan	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$8,420	$—	$27,605	$(34)	$—	$—	$35,991
Net realized and unrealized gains (losses)	2,206	263	(4,948)	81	2,326	267	195
Acquisitions (1)	122,908	1,749	471	2,167	11	—	127,306
Dispositions	(2,677)	—	(823)	(1,630)	814	—	(4,316)
Transfers in (out) of Level 3 (3)	(12,609)	—	5,842	—	—	—	(6,767)
Ending balance	$118,248	$2,012	$28,147	$584	$3,151	$267	$152,409
Net change in unrealized appreciation/(depreciation) during the period on investments still held at period end (included in net realized and unrealized gains/(losses) above)	$2,048	$263	$(36)	$81	$2,323	$267	$4,946

(1) Includes PIK, accretion of original issue, market discounts, securities received in corporate actions and restructuring.

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

4. Derivative Instruments

The Company enters into interest rate swap contracts from time to time to help mitigate the impact that an adverse change in interest rates would have on the value of the Company’s fixed rate investments. As of December 31, 2024 and 2023, the counterparty to these interest rate swap contracts was Goldman Sachs & Co. LLC.

Certain information related to the Company’s derivative instruments as of December 31, 2024 and 2023 are presented in the following location in the Statements of Assets and Liabilities:

4. Derivative Instruments (Continued)

December 31, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$133	$—	Derivatives, at fair value
Interest rate swap	5,000	7/7/2027	166	—	Derivatives, at fair value
Total	$12,000		$299	$—

December 31, 2023
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap	$7,000	6/17/2027	$98	$—	Derivatives, at fair value
Interest rate swap	5,000	7/7/2027	173	—	Derivatives, at fair value
Total	$12,000		$271	$—

Net realized gain (loss) on derivative instruments recognized by the Company for the year ended December 31, 2024 and 2023 and the period from March 14, 2022 (inception) through December 31, 2022 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Interest rate swaps	Net realized and unrealized gain (loss) from derivatives	$(131)	$(81)	$9
Total		$(131)	$(81)	$9

Net unrealized gain (loss) on derivative instruments recognized by the Company for the year ended December 31, 2024 and 2023 and the period from March 14, 2022 (inception) through December 31, 2022 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Interest rate swaps	Net realized and unrealized gain (loss) from derivatives	$760	$(105)	$375
Total		$760	$(105)	$375

5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and/or investments under common control, and the Company does not have the power to exercise control over the management or policies of such portfolio company. A controlled affiliated company is a company in which the Company, either directly or through one or more controlled companies has an ownership interest of more than 25% of its voting securities. See the Company’s Schedule of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the year ended December 31, 2024 and 2023 were as follows:

5. Transactions with Affiliated Companies (Continued)

Portfolio Company	Asset Type	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair Value at December 31, 2024
Non-controlled/affiliated company investments:
Carlson Travel, Inc.	First Lien Secured Debt	$—	$—	$—	$—	$—	$—	$—	$—	$—
Carlson Travel, Inc.	Second Lien Secured Debt	2,012	—	—	—	332	—	—	49	2,393
Carlson Travel, Inc.	Equity - Common Stock	267	—	—	—	—	—	—	350	617
Carlson Travel, Inc.	Equity - Preferred Equity	3,151	—	—	—	—	—	—	(760)	2,391
		$5,430	$—	$—	$—	$332	$—	$—	$(361)	$5,401

PREIT Associates LP	First Lien Secured Debt	$—	$20,059	$—	$—	$—	$—	$—	$76	$20,135
		$—	$20,059	$—	$—	$—	$—	$—	$76	$20,135

TPC Group, Inc.	Corporate Bond	$22,404	$—	$—	$(22,054)	$—	$6	$(95)	$(261)	$—
		$22,404	$—	$—	$(22,054)	$—	$6	$(95)	$(261)	$—
Total non-controlled/affiliated company investments		$27,834	$20,059	$—	$(22,054)	$332	$6	$(95)	$(546)	$25,536

Portfolio Company	Asset Type	Fair value at December 31, 2022	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair Value at December 31, 2023
Non-controlled/affiliated company investments:
Carlson Travel, Inc.	First Lien Secured Debt	$—	$—	$1,703	$(1,743)	$40	$—	$—	$—	$—
Carlson Travel, Inc.	Second Lien Secured Debt	—	—	1,749	—	—	—	—	263	2,012
Carlson Travel, Inc.	Equity - Common Stock	—	—	—	—	—	—	—	267	267
Carlson Travel, Inc.	Equity - Preferred Equity	—	—	11	814	—	—	4	2,322	3,151
		$—	$—	$3,463	$(929)	$40	$—	$4	$2,852	$5,430

TPC Group, Inc.	Corporate Bond	$—	$—	$22,153	$—	$—	$(10)	$—	$261	$22,404
		$—	$—	$22,153	$—	$—	$(10)	$—	$261	$22,404
Total non-controlled/affiliated company investments		$—	$—	$25,616	$(929)	$40	$(10)	$4	$3,113	$27,834

		For the Year Ended December 31,
		2024			2023
Portfolio Company	Asset Type	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled/affiliated company investments:
Carlson Travel, Inc.	First Lien Secured Debt	$—	$—	$—	$46	$—	$—
Carlson Travel, Inc.	Second Lien Secured Debt	294	—	—	39	—	—
Carlson Travel, Inc.	Equity - Common Stock	—	—	—	—	—	—
Carlson Travel, Inc.	Equity - Preferred Equity	—	—	—	—	—	—
		$294	$—	$—	$85	$—	$—

PREIT Associates LP	First Lien Secured Debt	$1,855	$—	$1	$—	$—	$—
		$1,855	$—	$1	$—	$—	$—

TPC Group, Inc.	Corporate Bond	$2,463	$—	$—	$1,959	$—	$—
		$2,463	$—	$—	$1,959	$—	$—
Total non-controlled/affiliated company investments		$4,612	$—	$1	$2,044	$—	$—

6. Fees, Expenses, Agreements and Related Party Transactions

Investment Advisory Agreement

On September 30, 2022, the Company and the Adviser entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”). For these services, the Company pays (i) a management fee equal to a percentage of the value of the Company’s Weighted Average Net Asset Value (defined below) and (ii) an incentive fee based on the Company’s performance.

Base Management Fee

The Base Management Fee shall be calculated at a quarterly rate equal to 0.375% (i.e., 1.50% annually) of the Company’s Weighted Average Net Asset Value for the quarter; provided that the quarterly base management fee will be decreased to 0.25% (i.e.,

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

1.00% annually) of the value of the Company’s Weighted Average Net Asset Value during any extension of the period in which the Company may complete a Liquidity Event. “Weighted Average Net Asset Value” means, at the time of any calculation, the weighted average shares outstanding multiplied by the average of the beginning net asset value per share and ending net asset value per share (prior to management and incentive fees) of a period of time. For the year ended December 31, 2024 and 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the Company incurred $3.3 million, $2.8 million and $1.1 million, respectively, in base management fees. As noted in Note 10, the Adviser reduced the Base Management Fee charged on September 30, 2022 by $0.1 million.

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

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

Incentive Fee Cap

No incentive fee will be paid to the Adviser to the extent that, after such payment, the cumulative income-based incentive fees and capital gains-based incentive fees paid to date would be greater than fifteen percent (15%) of the Company’s Cumulative Pre-Incentive Fee Net Income since the date of its election to become a BDC (the “Incentive Fee Cap”). “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the date of the Company’s election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, since the date of the Company’s election to become a BDC. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the income-based incentive fee and the capital gains-based incentive fee as calculated above, then the difference between (a) such amount and (b) the Incentive Fee Cap will not be paid by the Company, and will not be received by the Adviser, either at the end of such relevant period or at the end of any future period. For the year ended December 31, 2024 and 2023 and for the period from March 14, 2022 (inception) through December 31, 2022, the Company incurred $5.3 million, $2.1 million and zero, respectively, in incentive fees.

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

6. Fees, Expenses, Agreements and Related Party Transactions (Continued)

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

The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company, and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. Such waivers are not subject to future reimbursement by the Company. During the year ended December 31, 2024 and 2023 and for the period from March 14, 2022 (inception) to December 31, 2022, the Adviser reimbursed the Company $0.5 million, $0.6 million and $0.3 million, respectively, for the annualized expenses in excess of the Expense Cap.

7. Debt

On April 6, 2022, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), by and among the Company, the lenders party thereto from time to time and ING Capital LLC (“ING”), as Administrative Agent (in such capacity, the “Administrative Agent”). The Credit Agreement had an initial multicurrency revolving loan commitment of $85.0 million, with uncommitted capacity to increase the revolving loan commitments up to $500.0 million in the form of dollar commitments or multicurrency commitments. On May 13, 2022, the Company entered into an Incremental Commitment and Assumption Agreement and First Amendment to Senior Secured Revolving Credit Agreement by and among the Company, the lenders party thereto, the assuming lenders party thereto and the Administrative Agent, pursuant to which, among other things, the Company amended the Credit Agreement to increase its revolving loan commitments thereunder to $145.0 million, with $100.0 million in the form of multicurrency commitments and $45.0 million in the form of dollar commitments. The Credit Agreement permits the Company to use up to $25.0 million of multicurrency commitments to incur letters of credit.

On August 26, 2022, the Company entered into an Incremental Commitment and Assumption Agreement (the “Incremental Agreement”), which supplements the Senior Secured Revolving Credit Agreement, dated as of April 6, 2022 (as amended, restated, supplemented and otherwise modified to date, including by the Incremental Agreement, the “Credit Agreement”), among the Company, as borrower, ING as Administrative Agent and the lenders party thereto. Pursuant to the Incremental Agreement, among other changes, the total commitments under the Credit Agreement increased from $145.0 million to $250.0 million, consisting of an increase in dollar commitments from $45.0 million to $140.0 million and of multicurrency commitments from $100.0 million to $110.0 million. In connection with such increase, the Company paid certain fees to the lenders providing such commitments.

On January 17, 2024, the Company signed an Incremental Agreement, which supplements the Senior Secured Revolving Credit Agreement, dated as of April 6, 2022 (as amended, restated, supplemented and otherwise modified to date, including by the Credit Agreement), among the Company, as borrower, ING, as administrative agent and the Lenders Party Thereto. Pursuant to the Incremental Agreement, among other changes, the total commitments under the Credit Agreement increased from $250.0 million to $255.0 million.

On November 1, 2024, the Company entered into the Fifth Amendment to the Credit Agreement. Among other things, the Fifth Amendment extends the (i) revolver availability period from April 6, 2025 to April 6, 2026 and (ii) scheduled maturity date from April 6, 2026 to April 6, 2027.

7. Debt (Continued)

The Credit Agreement subjects all borrowings to availability under a borrowing base, which is based on certain undrawn subscriptions of the Company and underlying portfolio investments. Subject to the conditions to borrowing, until termination of the availability period of the Credit Agreement, the Credit Agreement permits the borrowing of revolving loans denominated in (i) U.S.

Dollars up to the amount of dollar commitments and (ii) U.S. Dollars, Canadian Dollars, Euros, Pound Sterling and/or other agreed foreign currencies up to the amount of multicurrency commitments. After the termination date of the availability period of the Credit Agreement, the Credit Agreement requires the Company to make mandatory prepayments out of the proceeds of certain asset sales and other recovery events and equity and debt issuances. The availability period of the Credit Agreement will terminate on April 6, 2026 and the Credit Agreement will mature on April 6, 2027.

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

As of December 31, 2024 and 2023, the Company was in compliance with all covenants and other requirements of the Credit Agreement.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the year ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Average amount of debt outstanding	$171,327	$163,679
Maximum amount of debt outstanding	$219,072	$190,702

Weighted average annualized interest and other debt expenses (1)	7.98%	7.75%
Annualized amortized debt issuance cost	0.61%	0.59%
Total annualized interest and other debt expenses	8.59%	8.34%
(1)	Includes the stated interest expense and commitment fees on the unused portion of the Credit Agreement. Commitment fees for the year ended December 31, 2024 and 2023 were $0.4 million and $0.4 million, respectively.

7. Debt (Continued)

During the year ended December 31, 2024 and 2023, there was maximum of $219.1 million and $190.7 million, respectively, of debt outstanding under the Credit Agreement, with a weighted-average interest rate, excluding amortized debt issuance cost of 7.75% and 7.75%, respectively. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of December 31, 2024 and 2023, the estimated fair value of the outstanding debt approximated its carrying value.

Total expenses related to debt for the year ended December 31, 2024 and 2023 included the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Interest and other debt expenses	$13,665	$12,682
Amortization of deferred debt issuance costs	1,048	961
Total interest and other debt expenses	$14,713	$13,643

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

The Schedule of Investments includes the principal unfunded amount and fair value of certain revolving loan facilities and other commitments with unfunded balances at December 31, 2024 and 2023 as follows:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment at December 31, 2024	Unfunded Commitment at December 31, 2023
Accession Risk Management Group, Inc.	Delayed Draw	11/1/2029	$—	$4,916
Alchemy US Holdco 1, LLC	Delayed Draw	7/31/2029	842	—
Apex Tool Group	Delayed Draw	2/8/2028	2,345	—
Athena Holdco S.A.S.	Delayed Draw	4/18/2030	—	2,300
Argano, LLC	Revolver	9/13/2029	435	—
Argano, LLC	Delayed Draw	9/13/2029	2,609	—
Beacon Oral Specialists Management LLC	Delayed Draw	12/14/2026	13,117	—
Doncasters US Finance LLC	Delayed Draw	4/23/2030	1,419	—
Energy Acquisition LP	Delayed Draw	5/9/2029	1,040	—
Gannett Fleming, Inc.	Revolver	12/20/2028	—	1,364
Norvax, LLC	Revolver	11/4/2029	602	—
Hornblower Holdings, LP	Revolver	7/3/2029	1,353	—
Ironhorse Purchaser, LLC	Revolver	9/30/2027	644	398
Ironhorse Purchaser, LLC	Delayed Draw	9/30/2027	1,043	1,043
K1 Speed, Inc	Delayed Draw	1/2/2029	2,548	—
Keel Platform, LLC	Delayed Draw	1/19/2031	1,201	—
Lightning US Holdings, Inc.	Delayed Draw	11/18/2029	3,333	—
Lightning US Holdings, Inc.	Revolver	11/18/2029	1,360	—
MB2 Dental Solutions, LLC	Delayed Draw	1/29/2027	—	3,200
Planet US Buyer LLC (Wood Mackenzie)	Revolver	1/30/2030	—	1,835
PT Intermediate Holdings III, LLC	Delayed Draw	11/1/2028	—	4,350
Total Unfunded Commitments			$33,891	$19,406

8. Commitments and Contingencies (Continued)

The unfunded revolver obligations may or may not be funded to the borrowing party in the future but the entire amount was eligible for funding to the borrowers as of December 31, 2024 and 2023, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. The Company’s commitment to fund term loans and delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants. For commitments to fund delayed draw loans with performance thresholds, borrowers are required to meet certain performance requirements before the Company is obligated to fulfill these commitments.

9. Income Taxes

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax period ended December 31, 2024, 2023 and 2022 were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Ordinary income	$29,683	$27,289	$9,249
Return of capital	—	—	—
Total distributions paid to stockholders	$29,683	$27,289	$9,249

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax year ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Net increase (decrease) in net assets from operations	$30,566	$16,005	$(4,357)
Adjustments:
Net change in unrealized losses (gains)	(8,610)	3,189	14,144
Expenses not currently deductible	—	—	11
Expenses currently deductible	73	(81)	—
Current year tax capital gain/loss (1)	7,654	7,621	7
Taxable income before deductions for distributions	$29,683	$26,734	$9,805
(1)	Adjusted accordingly for book income/losses treated as capital gain/loss for tax purposes or book realized gains/losses treated as ordinary income/loss for tax purposes.

As of December 31, 2024 and 2023, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2025 and January 1, 2024, respectively.

9. Income Taxes (Continued)

For the year ended December 31, 2024, 2023 and 2022, the components of Distributable Earnings/(Accumulated Losses) on a tax basis were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from March 14, 2022 (inception) through December 31, 2022
Undistributed Ordinary Income	$—	$—	$556
Unrealized Appreciation / (Depreciation)	(8,723)	(17,333)	(14,144)
Accumulated Losses	(15,275)	(7,621)	—
Other Temporary Differences	(2,044)	(1,811)	(7)
Total Distributable Earnings (Accumulated Losses)	$(26,042)	$(26,765)	$(13,595)

During the year ended December 31, 2024, 2023 and 2022, the Company recorded reclassifications for permanent book to tax differences. The permanent difference is related to excise tax on undistributed income. This difference increased ordinary income by zero, zero and $0.1 million, and decreased additional paid in capital by zero, zero and $0.1 million. This reclassification had no effect on net assets.

As of December 31, 2024 and 2023, the estimated cost basis of investments for U.S. federal tax purposes was equal to book cost.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

10. Other Related Party Transactions

The Company, the Administrator, the Adviser and affiliates may be considered related parties. From time to time, the Adviser advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At December 31, 2024 and 2023, there were no amounts reimbursable to the Adviser by the Company.

Pursuant to the Administration Agreement, the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For year ended December 31, 2024 and 2023, no such costs were allocated to the Company.

The Adviser has agreed to pay organization costs in an amount not to exceed $1.0 million on behalf of the Company. Organization and offering costs will only be borne by the Company if such costs exceed $1.0 million, at which time costs associated with the organization of the Company will be expensed as incurred. For year ended December 31, 2024 and 2023, the Adviser did not pay organization costs on behalf of the Company. These costs were waived by the Adviser as per the Investment Advisory Agreement.

On April 1, 2022, the Company entered into a facility agreement with certain affiliates of the Adviser to acquire its initial portfolio investments by purchasing certain investments owned and held by such affiliates. The Company paid $0.7 million in consideration to acquire the portfolio.

As discussed in the definitive proxy statement of the Company, filed with the SEC on September 19, 2022 (the “Proxy Statement”), the Company held a special meeting of shareholders (the “Special Meeting”) to approve the Amended and Restated Investment Advisory Agreement. The Company’s shareholders approved the Amended and Restated Investment Advisory Agreement at the Special Meeting.

The Investment Advisory Agreement provides for the quarterly base management fee, described in Note 6. Previously, the base management fee was calculated based on the value of the Company’s net assets excluding cash and cash equivalents at the end of the two most recently completed calendar quarters. The Adviser reduced the Base Management Fee for the quarter ended September 30, 2022 for the difference in the base management fee charged for the period ended September 30, 2022 and the base management fee that would have been charged under the Amended and Restated Investment Advisory Agreement for such period. The amount of the reduction was $0.1 million.

11. Shareholders’ Equity and Dividends

As of both December 31, 2024 and 2023, the Company had received $316.0 million of equity commitments to purchase shares of the Company’s common stock. As of both December 31, 2024 and 2023, $229.1 million (72.5% of total commitments), respectively, had been called.

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a shareholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s dividend reinvestment plan are through newly issued shares. The following tables summarize the Company’s dividends declared and paid for year end of December 31, 2024 and 2023.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 14, 2024	March 31, 2024	April 26, 2024	Regular	$0.38	$6,275
June 18, 2024	June 28, 2024	July 31, 2024	Regular	0.38	6,311
September 18, 2024	September 30, 2024	October 31, 2024	Regular	0.38	6,348
December 16, 2024	December 31, 2024	January 31, 2025	Regular	0.38	6,381
December 16, 2024	December 31, 2024	January 31, 2025	Special	0.27	4,534
				$1.79	$29,849

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 13, 2023	March 31, 2023	April 28, 2023	Regular	$0.38	$4,857
June 15, 2023	June 30, 2023	July 27, 2023	Regular	0.38	5,458
September 19, 2023	September 30, 2023	October 27, 2023	Regular	0.38	5,487
December 20, 2023	December 29, 2023	January 26, 2024	Regular	0.38	6,197
December 20, 2023	December 29, 2023	January 26, 2024	Special	0.44	7,176
				$1.96	$29,175

12. Financial Highlights

The financial highlights below show the Company’s results of operations for the year ended December 31, 2024 and 2023, and for the period from April 1, 2022 (commencement of operations) through December 31, 2022:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from April 1, 2022 (commencement of operations) through December 31, 2022
Per Share Data:
Per share NAV at beginning of period	$12.75	$13.48	$15.00

Investment operations:
Net investment income (1)	1.87	2.00	1.31
Net realized and unrealized gain (loss)	(0.04)	(0.84)	(1.66)
Net increase (decrease) in net assets from operations (2)	1.83	1.16	(0.35)
Distributions declared from net investment income	(1.79)	(1.96)	(0.98)
Issuance of shares and others (2)	0.01	0.07	(0.19)
Total increase (decrease) in net assets	0.05	(0.73)	(1.52)
Per share NAV at end of period	$12.80	$12.75	$13.48

Total return based on net asset value (3)	14.35%	8.61%	(2.33)%

Shares outstanding at end of period	16,793,031	16,304,772	10,224,654
Ratios to average net asset value: (4)
Net investment income	14.41%	15.04%	11.85%
Expenses before incentive fee (5)	8.99%	9.74%	7.05%
Expenses after incentive fee (6)	11.46%	10.86%	7.05%

Net assets at end of period (in thousands)	$214,989	$207,939	$137,807
Ending net asset value	$12.80	$12.75	$13.48
Portfolio turnover rate	66.88%	27.60%	10.88%
Weighted-average debt outstanding	$171,327	$163,679	$67,735
Weighted-average interest rate on debt	8.59%	8.34%	6.72%
Weighted-average number of shares of common stock	16,652,081	13,777,662	7,233,652
Weighted-average debt per share	$10.29	$11.88	$9.38
Asset coverage ratio (7)	227.1%	243.9%	213.7%
(1)	Per share changes in net asset value are computed based on the weighted average of shares outstanding during the time such activity occurred.
(2)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	Not annualized for periods less than one year. Total return based on net asset value equals the change in net asset value per share from investment operations during the period divided by the beginning net asset value per share at the beginning of the period.
(4)	Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses and non-recurring income. Weighted average net assets were calculated based on considering the capital call activity during the period.
(5)	Includes all Company expenses, including interest and other debt costs prior to contractual expense reimbursement by the Adviser.
(6)	Includes incentive fees and all Company expenses including interest and other debt costs prior to contractual expense reimbursement by the Adviser.
(7)	In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

13. Segment Information

The Company’s Co-Presidents act as the Fund's CODM. The CODM is responsible for assessing performance, allocating resources and making operating decisions of the Fund on a basis based on the net increase (decrease) in net assets resulting from operations (“net income”) of the Fund. The CODM has concluded that the Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. In addition to numerous other factors and metrics, the CODM utilizes net income, portfolio composition, and total assets as a key metric in determining the amount of dividends to be distributed to the Fund’s shareholders. As the Fund's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statement, except as disclosed below:

The Company committed to various new investments and funded existing committed delayed draw and revolver facilities with an aggregate par value of $40.2 million and received paydowns or disposed of existing investments with an aggregate par value of $18.3 million.

On March 12, 2025 the Company’s Board of Directors declared a base distribution of $0.38 per share, payable by April 30, 2025 to stockholders of record as of March 31, 2025. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, we, including our Co-Presidents and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including our Co-Presidents and Chief Financial Officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Co-Presidents and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control system is a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with GAAP. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors of the Company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with participation of our Co-Presidents and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

(c) Changes in Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal year ended December 31, 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

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

10.8	Incremental Commitment and Assumption Agreement, by and among the Company, ING Capital LLC, as administrative agent and the lenders party thereto, dated August 26, 2022(11)
10.9	Fifth Amendment, dated as of November 1, 2024 to the Senior Secured Revolving Credit Agreement(12)
10.11	Form of Indemnification Agreement(13)
14.1	Code of Ethics*
19.1	Redwood Enhanced Income Corp. Insider Trading Policy (included in the Procedures to Detect and Prevent the Misuse of Material Non-Public Information)*
31.1	Certification of Co-President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Co-President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Co-Presidents and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
101.INS	Inline XBRL Instance Document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

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

(11) Incorporated by reference to Exhibit 10.1. to the Company’s Current Report on Form 8-K, filed on August 31, 2022.

(12) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 6, 2024.

(13) Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56413) filed on May 26, 2022.

(14) Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 18, 2024.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2025.

By:	/s/ Sean Sauler
Name:	Sean Sauler
Title:	Co-President and Co-Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ruben Kliksberg	Co-President and Co-Chairman of the Board of Directors (Principal Executive Officer)	March 14, 2025
Ruben Kliksberg

/s/ Sean Sauler	Co-President and Co-Chairman of the Board of Directors (Principal Executive Officer)	March 14, 2025
Sean Sauler

/s/ Toni Healey	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2025
Toni Healey

/s/ Jeanne L. Manischewitz	Director	March 14, 2025
Jeanne L. Manischewitz

/s/ Boris Onefater	Director	March 14, 2025
Boris Onefater

/s/ Jennifer Rosenthal	Director	March 14, 2025
Jennifer Rosenthal