Form 10-Q
period 2025-03-31
Redwood Enhanced Income Corp.
filed 2025-05-14
CIK 1870267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2025

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

(212) 970‑1400

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2025, there was no established public market for the Registrant’s shares of common stock.

The number of the Registrant’s shares of common stock outstanding on May 14, 2025 was 17,009,499.

REDWOOD ENHANCED INCOME CORP.

FORM 10‑Q

Redwood Enhanced Income Corp.

Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Non-controlled/non-affiliated investments, at fair value (1)	$381,210	$362,607
Non-controlled/affiliated investments, at fair value (2)	25,262	25,536
Cash and cash equivalents	176	384
Restricted cash	80	—
Derivatives, at fair value	150	299
Receivables for investments sold	1,015	803
Interest and other receivables	5,474	7,530
Deferred debt issuance costs	295	613
Total assets	$413,662	$397,772

Liabilities
Debt	$183,241	$169,157
Incentive fees payable	388	1,337
Interest and other debt related payables	164	118
Distributions payable	6,432	10,915
Payable for investments purchased	10,124	286
Payable to broker	12	43
Management fees payable	675	477
Accrued expenses and other liabilities	414	450
Total liabilities	$201,450	$182,783

Commitments and contingencies (Note 8)

Net assets	$212,212	$214,989

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value (1,000,000,000 shares authorized, 16,926,075 and 16,793,031 shares issued and outstanding, respectively)	$17	$17
Paid-in capital in excess of par	242,723	241,020
Distributable earnings (deficit)	(30,528)	(26,048)
Total net assets	212,212	214,989
Total liabilities and net assets	$413,662	$397,772

Shares outstanding	16,926,075	16,793,031

Net asset value per share	$12.54	$12.80

————————————

(1)
Non-controlled/non-affiliated investments at amortized cost $397,045 and $374,197 as of March 31, 2025 and December 31, 2024, respectively.
(2)
Non-controlled/affiliated investments at amortized cost $23,439 and $22,968 as of March 31, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Operations (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Investment income:
Non-controlled/non-affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	$10,672	$11,983
PIK interest income	342	136
Other income	696	1,929
Total investment income from non-controlled/non-affiliated company investments	11,710	14,048
Non-controlled/affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	569	670
PIK interest income	89	106
Total investment income from non-controlled/affiliated company investments	658	776
Total investment income	12,368	14,824

Operating expenses:
Interest and other debt expenses	3,414	3,251
Management fees	811	812
Administrative expenses	53	45
Professional fees	114	93
Directors' fees	56	56
Custody and transfer agent fees	32	20
Incentive fees	388	1,582
Other operating expenses	110	65
Total operating expenses, before expense reimbursement	4,978	5,924
Expense reimbursement	(136)	(63)
Total operating expenses, net of expense reimbursement	4,842	5,861
Net investment income (loss)	7,526	8,963

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	334	(116)
Non-controlled/affiliated investments	—	11
Derivative instruments	111	477
Foreign currency debt	(880)	(250)
Net realized gain (loss)	(435)	122
Change in net unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(5,055)	3,506
Non-controlled/affiliated investments	(745)	1,716
Derivative instruments	(149)	144
Foreign currency investments	811	(582)
Foreign currency debt	(1)	(2)
Net change in net unrealized appreciation (depreciation)	(5,139)	4,782

Net realized and unrealized gain (loss)	(5,574)	4,904

Net increase (decrease) in net assets from operations	$1,952	$13,867

Net investment income (loss) per share (basic and diluted)	$0.44	$0.54
Earnings (loss) per share (1)	$0.12	$0.84

Basic and diluted weighted average shares outstanding	16,924,597	16,505,261

————————————

(1)
Computed based on the weighted average shares outstanding and capital activity during the time periods such earnings occurred.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Changes in Net Assets (Unaudited)

(in thousands, except shares)

					Distributable
	Common Stock			Paid-in-Capital in	Earnings	Total
	Shares	Par Amount		Excess of Par Value	(Loss)	Net Assets
Balance at December 31, 2023	16,304,772	$16		$234,688	$(26,765)	$207,939
Issuance of common stock	—	—		—	—	—
Common stock issued from reinvestment of distributions	202,717	—	(1)	2,585	—	2,585
Distributions to shareholders	—	—		—	(6,273)	(6,273)
Net investment income	—	—		—	8,963	8,963
Net realized gain (loss)	—	—		—	122	122
Change in net unrealized appreciation (depreciation)	—	—		—	4,782	4,782
Balance at March 31, 2024	16,507,489	$16		$237,273	$(19,171)	$218,118

Balance at December 31, 2024	16,793,031	$17		$241,020	$(26,048)	$214,989
Issuance of common stock	—	—		—	—	—
Common stock issued from reinvestment of distributions	133,044	—	(1)	1,703	—	1,703
Distributions to shareholders	—	—		—	(6,432)	(6,432)
Net investment income	—	—		—	7,526	7,526
Net realized gain (loss)	—	—		—	(435)	(435)
Change in net unrealized appreciation (depreciation)	—	—		—	(5,139)	(5,139)
Balance at March 31, 2025	16,926,075	$17		$242,723	$(30,528)	$212,212

————————————

(1)
Par amount is zero due to rounding of shares

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Operating activities
Net increase (decrease) in net assets resulting from operations	$1,952	$13,867
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(40,335)	(62,005)
Proceeds from disposition of investments	19,162	64,502
Net realized (gain) loss on investments	(334)	105
Net realized (gain) loss on foreign currency debt	880	250
Change in net unrealized (appreciation)/depreciation of investments	5,800	(5,222)
Change in net unrealized (appreciation)/depreciation of foreign currency investments	(811)	582
Change in net unrealized (appreciation)/depreciation of foreign currency debt	1	2
Net amortization of investment discounts and premiums	(768)	(1,213)
Amortization of deferred debt issuance costs	318	247
PIK interest and other income capitalized	(1,044)	(1,135)
Changes in assets and liabilities:
Decrease (increase) in derivatives, at fair value	149	(144)
Decrease (increase) in receivables for investments sold	(212)	(47)
Decrease (increase) in interest and other receivables	2,056	270
Decrease (increase) in prepaid expenses and other assets	—	50
Increase (decrease) in incentive fees payable	(949)	501
Increase (decrease) in interest and other debt related payables	46	(695)
Increase (decrease) in payable to broker	(31)	75
Increase (decrease) in payable for investments purchased	9,838	—
Increase (decrease) in management fees payable	198	115
Increase (decrease) in accrued expenses and other liabilities	(36)	(139)
Net cash provided by (used in) operating activities	(4,120)	9,966

Financing activities
Debt borrowings	42,779	64,132
Debt repayments	(29,575)	(62,675)
Distribution paid	(9,212)	(10,785)
Deferred debt issuance costs paid	—	(8)
Net cash provided by (used in) financing activities	3,992	(9,336)

Net increase (decrease) in cash and cash equivalents and restricted cash	(128)	630
Cash and cash equivalents and restricted cash at beginning of period	384	1,002
Cash and cash equivalents and restricted cash at end of period	$256	$1,632

Supplemental information
Interest and other debt expenses paid	$3,050	$3,699
Other financing fees paid	$—	$75
Supplemental non-cash information
Reinvestment of shareholder distributions	$1,703	$2,585

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited)

March 31, 2025

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Secured Debt
Aerospace & Defense
BlueHalo Global Holdings, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	10/31/2025	5,079	$5,040	$5,072	2.39	(A) (E)
Doncasters US Finance LLC (United Kingdom)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	4/23/2030	14,048	$13,778	$14,188	6.69	(A) (B)
Doncasters US Finance LLC (Delayed Draw Loan) (United Kingdom)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	4/23/2030	1,419	$(13)	$14	0.01	(A) (B) (D)
							$18,805	$19,274	9.09
Beverage, Food & Tobacco
Wellful Inc.	First Lien Secured Debt	1M SOFR	0.75%	S + 5.00%	4/19/2030	4,156	$3,985	$4,018	1.89	(A)
Wellful Inc.	First Lien Secured Debt	1M SOFR	0.00%	S + 5.25% plus 1.75% PIK	10/19/2030	4,662	$3,307	$3,217	1.52	(A)
							$7,292	$7,235	3.41
Construction & Building
CP Altas Buyer, Inc.	First Lien Secured Debt	1M SOFR	0.50%	S + 5.25%	11/23/2027	9,455	$8,415	$8,639	4.07	(A) (E)
Lightning US Holdings, Inc.	First Lien Secured Debt	3M SOFR	2.00%	S + 6.00%	11/18/2029	14,408	$14,120	$14,120	6.65	(A) (E)
Lightning US Holdings, Inc. (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.00%	11/18/2029	3,333	$(71)	$(67)	(0.03)	(A) (D) (E)
Lightning US Holdings, Inc.	First Lien Secured Debt - Revolver	1M SOFR	2.00%	S + 6.00%	11/18/2029	2,222	$1,287	$1,289	0.61	(A) (D) (E)
							$23,751	$23,981	11.30
Consumer Goods: Durable
Apex Tool Group (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	3.00%	S + 7.00%	2/8/2028	5,861	$5,784	$5,708	2.69	(A)
Augusta Sportswear, Inc.	First Lien Secured Debt	1M SOFR	1.00%	S + 6.50%	11/21/2029	12,375	$12,166	$12,127	5.71	(A)
Bad Boy Mowers JV Acquisition, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 6.00%	11/9/2029	11,850	$11,610	$11,894	5.61	(A) (E)
							$29,560	$29,729	14.01
Consumer Goods: Non-Durable
Farfetch US Holdings Inc. (United Kingdom)	First Lien Secured Debt	3M SOFR	0.50%	S + 6.25%	10/20/2027	7,128	$6,875	$6,861	3.23	(A) (B) (C)
							$6,875	$6,861	3.23
Environmental Industries
Ironhorse Purchaser, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 5.25%	9/30/2027	10,442	$10,309	$10,442	4.92	(A) (E)
Ironhorse Purchaser, LLC (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	1.00%	S + 5.25%	9/30/2027	1,043	$—	$—	—	(A) (D) (E)
Ironhorse Purchaser, LLC	First Lien Secured Debt - Revolver	1M SOFR	1.00%	S + 5.25%	9/30/2027	1,000	$167	$180	0.08	(A) (D) (E)
							$10,476	$10,622	5.00
FIRE: Insurance
Norvax, LLC	First Lien Secured Debt	1M SOFR	3.00%	S + 7.50%	11/4/2029	8,134	$7,870	$7,922	3.73	(A) (C) (E)
Norvax, LLC	First Lien Secured Debt - Revolver	1M SOFR	3.00%	S + 7.50%	11/4/2029	602	$(19)	$(16)	(0.01)	(A) (C) (D) (E)
							$7,851	$7,906	3.72
Healthcare & Pharmaceuticals
Beacon Oral Specialists Management LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	12/14/2026	17,480	$4,428	$4,490	2.12	(A) (D) (E)
BW CDMO Holdings UK Limited (United Kingdom)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.75%	2/19/2030	12,485	$12,635	$13,095	6.17	(A) (B) (E)
BW CDMO Holdings UK Limited (Delayed Draw Loan) (United Kingdom)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.75%	2/19/2030	3,746	$(117)	$(122)	(0.06)	(A) (B) (D) (E)
Inotiv, Inc.	First Lien Secured Debt	1M SOFR	1.00%	S + 6.5% plus 0.25% PIK	11/5/2026	11,894	$11,835	$9,714	4.58	(A) (C)
Sonrava Health Holdings, LLC	First Lien Secured Debt	3M SOFR	0.75%	S + 6.76%	5/18/2028	6,289	$6,104	$6,247	2.94	(A)
							$34,885	$33,424	15.75

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2025

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Hotel, Gaming & Leisure
K1 Speed, Inc	First Lien Secured Debt	3M SOFR	1.00%	S + 6.25%	1/2/2029	19,087	$18,739	$18,784	8.85	(A) (E)
K1 Speed, Inc (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.25%	1/2/2029	5,913	$4,171	$4,120	1.94	(A) (D) (E)
Xponential Fitness LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	3/16/2026	20,972	$20,737	$20,343	9.59	(A) (C) (E)
							$43,647	$43,247	20.38
Metals & Mining
Alchemy US Holdco 1, LLC	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	7/31/2029	2,294	$2,447	$2,440	1.15	(A) (E)
Alchemy US Holdco 1, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.50%	7/31/2029	11,363	$11,284	$11,264	5.31	(A) (E)
Alchemy US Holdco 1, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.50%	7/31/2029	966	$124	$116	0.06	(A) (D) (E)
Titan Purchaser, Inc	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	3/1/2030	2,058	$2,041	$2,045	0.96	(A)
							$15,896	$15,865	7.48
Retail
At Home Group, Inc.	First Lien Secured Debt	1M SOFR	0.50%	S + 4.36%	7/24/2028	5,624	$4,883	$1,891	0.89	(A)
Chinos Intermediate 2 LLC	First Lien Secured Debt	3M SOFR	0.00%	S + 6.00%	9/29/2031	987	$971	$980	0.46	(A)
Claire's Stores, Inc.	First Lien Secured Debt	1M SOFR	0.00%	S + 7.25% PIK	5/15/2026	4,071	$4,071	$4,071	1.92	(A) (E)
Claire's Stores, Inc.	First Lien Secured Debt	3M SOFR	0.00%	S + 6.60%	5/15/2026	14,095	$13,936	$10,994	5.18	(A)
							$23,861	$17,936	8.45
Services: Business
Aptim Corp.	First Lien Secured Debt	1M SOFR	0.00%	S + 7.50%	5/23/2029	14,434	$14,401	$14,001	6.60	(A)
Energy Acquisition LP	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	5/9/2029	18,818	$18,478	$18,818	8.87	(A) (E)
Energy Acquisition LP (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	5/9/2029	1,040	$(17)	$-	-	(A) (D) (E)
S&S Holdings, LLC	First Lien Secured Debt	1M SOFR	0.50%	S + 5.10%	10/1/2031	7,214	$6,883	$7,147	3.37	(A)
							$39,745	$39,966	18.84
Services: Consumer
Houghton Mifflin Harcourt Co	First Lien Secured Debt	1M SOFR	1.00%	S + 8.10%	4/7/2028	12,281	$12,281	$12,373	5.83	(A)
							$12,281	$12,373	5.83
Software
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	First Lien Secured Debt	1M SOFR	0.75%	S + 7.00% PIK	5/5/2028	825	$802	$743	0.35	(A)
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	First Lien Secured Debt	1M SOFR	0.75%	S + 1.00% plus 5.00% PIK	5/5/2028	636	$636	$572	0.27	(A)
							$1,438	$1,315	0.62
Technology Enabled Services
Argano, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 5.75%	9/13/2029	11,897	$11,653	$11,802	5.56	(A) (E)
Argano, LLC (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	1.00%	S + 5.75%	9/13/2029	2,609	$—	$(21)	(0.01)	(A) (D) (E)
Argano, LLC	First Lien Secured Debt - Revolver	1M SOFR	1.00%	S + 5.75%	9/13/2029	435	$—	$(3)	—	(A) (D) (E)
Electronics For Imaging, Inc.	First Lien Secured Debt	3M SOFR	0.00%	S + 5.10%	7/23/2026	3,967	$3,930	$3,237	1.53	(A)
							$15,583	$15,015	7.08
Transportation: Consumer
Hornblower Holdings, LP	First Lien Secured Debt	3M SOFR	1.00%	S + 5.50%	7/3/2029	17,168	$17,001	$17,150	8.08	(A) (E)
Hornblower Holdings, LP	First Lien Secured Debt - Revolver	3M SOFR	1.00%	S + 5.50%	7/3/2029	2,703	$2,703	$2,674	1.26	(A) (E)
Wamos Air, S.A. (Spain)	First Lien Secured Debt	6M EURIBOR	0.00%	E + 6.50%	12/30/2029	6,160	$6,094	$6,343	2.99	(A) (B) (E)
Wamos Air, S.A. (Delayed Draw Loan) (Spain)	First Lien Secured Debt	6M EURIBOR	0.00%	E + 6.50%	12/30/2029	3,920	$(204)	$(202)	(0.10)	(A) (B) (D) (E)
							$25,594	$25,965	12.23
Total First Lien Secured Debt							$317,540	$310,714	146.42%

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2025

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Second Lien Secured Debt
Consumer Goods: Durable
SVP Singer Holdings Inc.	Second Lien Secured Debt	3M SOFR	0.00%	S + 5.76%	6/30/2029	1,540	$1,519	$1,540	0.73	(A) (E)
SVP Singer Holdings Inc.	Second Lien Secured Debt	3M SOFR	0.00%	S + 1.76% plus 6.00% PIK	12/31/2029	5,306	$5,067	$5,306	2.50	(A) (E)
							$6,586	$6,846	3.23
Software
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	Second Lien Secured Debt	1M SOFR	0.75%	S + 1.00% plus 6.50% PIK	5/5/2028	5,189	$4,006	$1,661	0.78	(A)
							$4,006	$1,661	0.78
Total Second Lien Secured Debt							$10,592	$8,507	4.01%

Corporate Bond
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	NA	5.00% plus 4.00% PIK	8/5/2026	13,868	$13,868	$13,694	6.45	(A) (B) (E)
							$13,868	$13,694	6.45
Retail
At Home Group, Inc.	Corporate Bond	NA	NA	4.88%	7/15/2028	8,418	$7,250	$2,979	1.40	(A)
Guitar Center, Inc.	Corporate Bond	NA	NA	8.50%	1/15/2026	10,888	$10,564	$8,824	4.16	(A)
							$17,814	$11,803	5.56
Services: Consumer
MoneyGram International Inc	Corporate Bond	NA	NA	9.00%	6/1/2030	7,721	$6,652	$7,055	3.33	(A)
Staples, Inc.	Corporate Bond	NA	NA	10.75%	9/1/2029	8,090	$8,000	$7,318	3.45	(A)
Stonemor, Inc.	Corporate Bond	NA	NA	8.50%	5/15/2029	4,645	$4,390	$4,227	1.99	(A) (C)
							$19,042	$18,600	8.77
Software
Aptos Canada, Inc.	Corporate Bond	1M SOFR	1.00%	S + 7.61%	3/2/2027	15,000	$14,826	$14,733	6.94	(A) (E)
							$14,826	$14,733	6.94
Total Corporate Bonds							$65,550	$58,830	27.72%

Equity
Consumer Goods: Durable
SVP Singer Holdings Inc.	Equity - Common Stock	NA	NA	NA	NA	357	$3,363	$3,159	1.49	(E)
							$3,363	$3,159	1.49
Total Equity							$3,363	$3,159	1.49%

Total Investments - non-controlled/non-affiliated							$397,045	$381,210	179.64%

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

March 31, 2025

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/affiliated

First Lien Secured Debt
FIRE: Real Estate
PREIT Associates LP	First Lien Secured Debt	1M SOFR	0.00%	S + 7.00%	4/1/2029	20,059	$20,059	$20,360	9.59	(A) (C)
							$20,059	$20,360	9.59
Total First Lien Secured Debt							$20,059	$20,360	9.59%

Second Lien Secured Debt
Services: Business
Carlson Travel, Inc.	Second Lien Secured Debt	NA	0.00%	18.50% PIK	5/8/2029	311	$311	$560	0.26	(A) (E)
Carlson Travel, Inc.	Second Lien Secured Debt	NA	0.00%	18.50% PIK	5/8/2029	81	$81	$146	0.07	(A) (E)
Carlson Travel, Inc.	Second Lien Secured Debt	NA	0.00%	15.00% PIK	5/8/2029	2,160	$2,160	$2,352	1.11	(A) (E)
							$2,552	$3,058	1.44
Total Second Lien Secured Debt							$2,552	$3,058	1.44%

Equity
Services: Business
Carlson Travel, Inc.	Equity - Common Stock	NA	NA	NA	NA	2,426	$—	$—	—	(E)
Carlson Travel, Inc.	Equity - Preferred Equity	NA	NA	NA	NA	1,703	$828	$1,844	0.87	(E)
							$828	$1,844	0.87
Total Equity							$828	$1,844	0.87%

Total Investments - non-controlled/affiliated							$23,439	$25,262	11.90%

Cash Equivalents
Cash Equivalents							$170	$170	0.08	(F)
Total Cash Equivalents							$170	$170	0.08%

Total Investments and Cash Equivalents							$420,654	$406,642	191.62%

Derivatives, at fair value	Company Receives	Company Pays	Counterparty		Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461%	Goldman Sachs & Co. LLC		6/17/2027	7,000		$8
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601%	Goldman Sachs & Co. LLC		7/7/2027	5,000		$142
Total Derivatives						12,000		$150

————————————

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
(F)
Cash equivalents balance represents amounts held in the interest-bearing money market fund – US Bank Money Market Deposit Account – and currently yields a rate of 4.1% as of March 31, 2025.

PRIME, SOFR or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $40.3 million and $19.2 million, respectively, for the three months ended March 31, 2025. Aggregate acquisitions do not include investment assets received as payment in kind. Aggregate dispositions include principal paydowns and maturities of debt investments. As of March 31, 2025, approximately 21.4% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

Redwood Enhanced Income Corp.

Schedule of Investments (Continued)

December 31, 2024

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Equity
Services: Business
Carlson Travel, Inc.	Equity - Common Stock	NA	NA	NA	NA	2,426	$—	$617	0.29	(E)
Carlson Travel, Inc.	Equity - Preferred Equity	NA	NA	NA	NA	1,703	$828	$2,391	1.11	(E)
							$828	$3,008	1.40
Total Equity							$828	$3,008	1.40%

Total Investments - non-controlled/affiliated							$22,968	$25,536	11.88%

Cash Equivalents
Cash Equivalents							$356	$356	0.17	(F)
Total Cash Equivalents							$356	$356	0.17%

Total Investments and Cash Equivalents							$397,521	$388,499	180.71%

Derivatives, at fair value	Company Receives	Company Pays	Counterparty	Maturity Date		Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461	Goldman Sachs & Co. LLC	6/17/2027		7,000		$133
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601	Goldman Sachs & Co. LLC	7/7/2027		5,000		$166
Total Derivatives						12,000		$299

————————————

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
(F)
Cash equivalents balance represents amounts held in the interest-bearing money market fund – US Bank Money Market Deposit Account – and currently yields a rate of 4.1% as of December 31, 2024.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. The Company is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the FASB ASC Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP as contained in the ASC have been omitted from the unaudited interim financial statements according to the SEC rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of March 31, 2025, our cash balance exceeded federally insured limits. The Adviser continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account. Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of March 31, 2025 and December 31, 2024 were $0.2 million and $0.4 million, respectively.

Restricted Cash

Restricted cash represents cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of March 31, 2025 and December 31, 2024, restricted cash included $0.1 million and zero, respectively, held with Goldman Sachs & Co. LLC, as collateral for interest rate swaps. Restricted cash is carried at cost, which approximates fair value.

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

•
Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.
•
Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.
•
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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at March 31, 2025 and December 31, 2024, respectively, and reported in U.S. dollars. Purchases and sales of investments and revenue and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in realized and unrealized gain (loss) on foreign currency investments, in the Statements of Operations.

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

Federal and State Income Taxes

We have elected to be treated as a RIC, and we intend to qualify as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company (among other requirements) intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions, if any, paid to shareholders may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2025. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from U.S. GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax differences are reclassified to paid-in capital.

If we do not distribute (or are not deemed to have distributed) at least 98.0% of our annual ordinary income and 98.2% of our capital gain net income for the one-year period ending on October 31 of such calendar year, we will generally be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.

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

Management had evaluated the impact of Topic 848 on the Company’s investments, derivatives, debt and other contracts that will undergo reference rate-related modifications as a result of the Reference Rate Reform. Management has no concerns in adopting Topic 848 by the FASB Sunset Date. Management will continue to work with other financial institutions and counterparties to modify contracts as required by applicable regulation and within the regulatory deadlines. As of March 31, 2025, management believes these accounting standards have no impact on the Company and does not have any concerns of adopting the regulations by FASB Sunset Date.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its unaudited interim financial statements. See Note 12 for more information on the effects of the adoption of ASU 2023-07.

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

At March 31, 2025, the Company’s investments were categorized as follows:

	Fair Value Measurements
March 31, 2025	Level 1	Level 2 (1)	Level 3	Total
Investments:
First Lien Secured Debt (2)	$—	$136,437	$190,513	$326,950
Second Lien Secured Debt	—	1,661	9,904	11,565
Corporate Bond	—	30,403	28,427	58,830
Revolver	—	—	4,124	4,124
Equity - Preferred Equity	—	—	1,844	1,844
Equity - Common Stock	—	—	3,159	3,159
Total investments	$—	$168,501	$237,971	$406,472
Derivatives	$—	$150	$—	$150
Cash equivalents	$170	$—	$—	$170

At December 31, 2024, the Company’s investments were categorized as follows:

	Fair Value Measurements
December 31, 2024	Level 1	Level 2 (1)	Level 3	Total
Investments:
First Lien Secured Debt (2)	$—	$145,651	$162,088	$307,739
Second Lien Secured Debt	—	2,022	8,144	10,166
Corporate Bond	—	33,226	28,185	61,411
Revolver	—	—	2,456	2,456
Equity - Preferred Equity	—	—	2,391	2,391
Equity - Common Stock	—	—	3,980	3,980
Total investments	$—	$180,899	$207,244	$388,143
Derivatives	$—	$299	$—	$299
Cash equivalents	$356	$—	$—	$356

————————————

(1)
Fair value based upon quoted prices in inactive markets or quotes for comparable investments.
(2)
Includes senior secured loans.

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2025 included the following:

	March 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Corporate Bond	$14,733	Yield analysis	Market yield	12.27%	13.27%	12.77%
Corporate Bond	$13,694	Yield analysis	Market yield	5.25%	5.25%	5.25%
		Black Scholes Option Pricing Model	Volatility	10.00%	41.50%	25.75%
		Black Scholes Option Pricing Model	Term	1.35 years	1.35 years	1.35 years
		Black Scholes Option Pricing Model	Risk free rate	3.55%	3.55%	3.55%
First Lien Secured Debt	$41,277	Yield analysis	Market yield	8.79%	13.59%	10.91%
First Lien Secured Debt	$106,788	Yield analysis	Market yield	9.32%	12.68%	10.72%
		EV market multiple analysis	EBITDA multiple	5.50x	15.25x	9.17x
First Lien Secured Debt	$4,071	EV market multiple analysis	EBITDA multiple	3.40x	7.3x	5.20x
First Lien Secured Debt	$26,483	Recent transactions	Transaction price	N/A	N/A	N/A
First Lien Secured Debt	$11,894	Market quotation	Market quotation	N/A	N/A	N/A
Second Lien Secured Debt	$9,904	EV market multiple analysis	EBITDA multiple	6.63x	12.91x	10.79x
Revolver	$4,124	Yield analysis	Market yield	9.32%	12.68%	9.98%
		EV market multiple analysis	EBITDA multiple	5.50x	11.50x	7.83x
Equity - Common Stock	$1,844	EV market multiple analysis	EBITDA multiple	6.63x	12.91x	9.77x
Equity - Preferred Equity	$3,159	EV market multiple analysis	EBITDA multiple	6.63x	12.91x	11.25x
Total	$237,971

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2024 included the following:

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Corporate Bond	$14,700	Yield analysis	Market yield	12.27%	13.27%	12.77%
Corporate Bond	$13,485	Yield analysis	Market yield	10.41%	11.32%	10.87%
		Black Scholes Option Pricing Model	Volatility	10.00%	41.50%	25.75%
		Black Scholes Option Pricing Model	Term	1.59 years	1.59 years	1.59 years
		Black Scholes Option Pricing Model	Risk free rate	4.27%	4.27%	4.27%
First Lien Secured Debt	$19,870	Yield analysis	Market yield	10.00%	10.68%	10.34%
First Lien Secured Debt	$60,228	Yield analysis	Market yield	9.78%	11.83%	10.96%
		EV market multiple analysis	EBITDA multiple	7.00x	15.25x	8.70x
First Lien Secured Debt	$64,422	Recent transactions	Transaction price	N/A	N/A	N/A
First Lien Secured Debt	$17,568	Market quotation	Market quotation	N/A	N/A	N/A
Second Lien Secured Debt	$8,144	EV market multiple analysis	EBITDA multiple	6.75x	12.25x	10.00x
Revolver	$352	Yield analysis	Market yield	9.78%	10.31%	10.05%
		EV market multiple analysis	EBITDA multiple	7.00x	8.00x	7.50x
Revolver	$1,321	Market quotation	Market quotation	N/A	N/A	N/A
Revolver	$783	Recent transactions	Transaction price	N/A	N/A	N/A
Equity - Preferred Equity	$2,391	EV market multiple analysis	EBITDA multiple	6.75x	7.25x	7.00x
Equity - Common Stock	$3,980	EV market multiple analysis	EBITDA multiple	6.8x	12.3x	10.59x
Total	$207,244

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Decrease	Increase
Yield	Decrease	Increase

Changes in investments categorized as Level 3 for the three months ended March 31, 2025 were as follows:

	Three Months Ended March 31, 2025
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$162,088	$8,144	$28,185	$2,456	$2,391	$3,980	$207,244
Net realized and unrealized gains (losses)	1,144	395	80	(2)	(547)	(821)	249
Acquisitions (1)	33,475	1,365	72	1,845	—	—	36,757
Dispositions (2)	(6,194)	—	90	(175)	—	—	(6,279)
Transfers in (out) of Level 3 (3)	—	—	—	—	—	—	—
Reclassifications	—	—	—	—	—	—	—
Ending balance	$190,513	$9,904	$28,427	$4,124	$1,844	$3,159	$237,971
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,059	$394	$82	$(7)	$(547)	$(203)	$778

Changes in investments categorized as Level 3 for the three months ended March 31, 2024 were as follows:

	Three Months Ended March 31, 2024
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$118,248	$2,012	$28,147	$584	$3,151	$267	$152,409
Net realized and unrealized gains (losses)	272	16	8	3	—	1,601	1,900
Acquisitions (1)	38,611	106	150	178	—	—	39,045
Dispositions (2)	(32,194)	—	—	(250)	—	—	(32,444)
Transfers in (out) of Level 3 (3)	(12,298)	—	—	—	—	—	(12,298)
Reclassifications	—	—	—	—	—	—	—
Ending balance	$112,639	$2,134	$28,305	$515	$3,151	$1,868	$148,612
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$422	$16	$8	$4	$—	$1,601	$2,051

————————————

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

4. Derivative Instruments

The Company enters into interest rate swap contracts from time to time to help mitigate the impact that an adverse change in interest rates would have on the value of the Company’s fixed rate investments. As of March 31, 2025, the counterparty to these interest rate swap contracts was Goldman Sachs & Co. LLC.

Certain information related to the Company’s derivative instruments as of March 31, 2025 and December 31, 2024 are presented in the following location in the Statements of Assets and Liabilities:

March 31, 2025
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities
Interest Rate Swap	$7,000	6/17/2027	$8	$—
Interest Rate Swap	$5,000	7/7/2027	$142	$—
	$12,000		$150	$—

December 31, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities
Interest Rate Swap	$7,000	6/17/2027	$133	$—
Interest Rate Swap	$5,000	7/7/2027	$166	$—
	$12,000		$299	$—

Net realized gain (loss) and unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the three months ended March 31, 2025 and 2024 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Interest Rate Swaps	Net realized gain (loss) from derivatives	$111	$477
Interest Rate Swaps	Net unrealized appreciation (depreciation) from derivatives	$(149)	$144
Total		$(38)	$621

5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and/or investments under common control, and the Company does not have the power to exercise control over the management or policies of such portfolio company. A controlled affiliated company is a company in which the Company, either directly or through one or more controlled companies has an ownership interest of more than 25.0% of its voting securities. See the Company’s Schedules of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2025 and during the year ended December 31, 2024 were as follows:

Portfolio Company	Asset Type	Fair value at December 31, 2024	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2025
Non-Controlled/affiliated company investment:
Carlson Travel, Inc.	Second Lien Secured Debt	$2,393	$—	$—	$—	$79	$—	$—	$(120)	$2,352
Carlson Travel, Inc.	Second Lien Secured Debt	—	—	301	—	10	—	—	249	560
Carlson Travel, Inc.	Second Lien Secured Debt	—	—	81	—	—	—	—	65	146
Carlson Travel, Inc.	Equity - Common Stock	617	—	—	—	—	—	—	(617)	—
Carlson Travel, Inc.	Equity - Preferred Equity	2,391	—	—	—	—	—	—	(547)	1,844
		$5,401	$—	$382	$—	$89	$—	$—	$(970)	$4,902

PREIT Associates LP	First Lien Secured Debt	$20,135	$—	$—	$—	$—	$—	$—	$225	$20,360
		$20,135	$—	$—	$—	$—	$—	$—	$225	$20,360
Total non-controlled/affiliated company investments		$25,536	$—	$382	$—	$89	$—	$—	$(745)	$25,262

Portfolio Company	Asset Type	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2024
Non-Controlled/affiliate company investment:
Carlson Travel, Inc.	First Lien Secured Debt	$—	$—	$—	$—	$—	$—	$—	$—	$—
Carlson Travel, Inc.	Second Lien Secured Debt	2,012	—	—	—	332	—	—	49	2,393
Carlson Travel, Inc.	Equity - Common Stock	267	—	—	—	—	—	—	350	617
Carlson Travel, Inc.	Equity - Preferred Equity	3,151	—	—	—	—	—	—	(760)	2,391
		$5,430	$—	$—	$—	$332	$—	$—	$(361)	$5,401

PREIT Associates LP	First Lien Secured Debt	$—	$20,059	$—	$—	$—	$—	$—	$76	$20,135
		$—	$20,059	$—	$—	$—	$—	$—	$76	$20,135

TPC Group Inc.	Corporate Bond	$22,404	$—	$—	$(22,054)	$—	$6	$(95)	$(261)	$—
		$22,404	$—	$—	$(22,054)	$—	$6	$(95)	$(261)	$—
Total non-controlled/affiliate company investments		$27,834	$20,059	$—	$(22,054)	$332	$6	$(95)	$(546)	$25,536

Income related to the Company’s investments with affiliates for the three months ended March 31, 2025 and 2024 were as follows:

		Three Months Ended March 31,
		2025			2024
Portfolio Company	Asset Type	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled/affiliated company investments:
Carlson Travel, Inc.	First Lien Secured Debt	$—	$—	$—	$—	$—	$—
Carlson Travel, Inc.	Second Lien Secured Debt	80	—	—	70	—	—
Carlson Travel, Inc.	Second Lien Secured Debt	10	—	—	—	—	—
Carlson Travel, Inc.	Second Lien Secured Debt	—	—	—	—	—	—
Carlson Travel, Inc.	Equity - Common Stock	—	—	—	—	—	—
Carlson Travel, Inc.	Equity - Preferred Equity	—	—	—	—	—	—
		$90	$—	$—	$70	$—	$—

PREIT Associates LP	Second Lien Secured Debt	$568	$—	$—	$—	$—	$—
		$568	$—	$—	$—	$—	$—

TPC Group Inc.	Corporate Bond	$—	$—	$—	$706	$—	$—
		$—	$—	$—	$706	$—	$—
Total Non-controlled affiliated company investments		$658	$—	$—	$776	$—	$—

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

Base Management Fee

The Base Management Fee shall be calculated at a quarterly rate equal to 0.375% (i.e., 1.50% annually) of the Company’s Weighted Average Net Asset Value for the quarter; provided that the quarterly base management fee will be decreased to 0.25% (i.e., 1.00% annually) of the value of the Company’s Weighted Average Net Asset Value during any extension of the period in which the Company may complete a Liquidity Event. “Weighted Average Net Asset Value” means, at the time of any calculation, the weighted average shares outstanding multiplied by the average of the beginning net asset value per share and ending net asset value per share (prior to management and incentive fees) of a period of time. For the three months ended March 31, 2025 and 2024, the Company incurred $0.8 million and $0.8 million, respectively, in base management fees.

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

(1)
No incentive fee in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of one and a half percent (1.5%) per quarter (6.0% annualized);
(2)
One hundred percent (100.0%) of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Adviser pursuant to the income incentive fee equal fifteen percent (15.0%) of the Company’s Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. This portion of the Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 1.76%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with 15.0% of the Company’s Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply; and
(3)
Fifteen percent (15.0%) of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.76% in any calendar quarter (7.04% annualized).

These calculations will be pro-rated for any period of less than a full calendar quarter and will be adjusted for share issuances or repurchases during the relevant quarter, if applicable, or upon termination of the Investment Advisory Agreement, as of the termination date, and will equal 15.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

Under U.S. GAAP, the Company will be required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, the Company will consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation will not be permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 15.0% of such amount, less the aggregate amount of actual capital gains related incentive fees paid or accrued in all prior years. If such amount is negative, then there is either no accrual for such year or a reduction in prior accruals for changes in net unrealized capital appreciation and depreciation. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Incentive Fee Cap

No incentive fee will be paid to the Adviser to the extent that, after such payment, the cumulative income-based incentive fees and capital gains-based incentive fees paid to date would be greater than fifteen percent (15.0%) of the Company’s Cumulative Pre-Incentive Fee Net Income since the date of its election to become a BDC (the “Incentive Fee Cap”). “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the date of the Company’s election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, since the date of the Company’s election to become a BDC. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the income-based incentive fee and the capital gains-based incentive fee as calculated above, then the difference between (a) such amount and (b) the Incentive Fee Cap will not be paid by the Company, and will not be received by the Adviser, either at the end of such relevant period or at the end of any future period. For the three months ended March 31, 2025 and 2024, the Company incurred $0.4 million and $1.6 million, respectively, in incentive fees.

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

The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company, and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. Such waivers are not subject to future reimbursement by the Company. For the three months ended March 31, 2025 and 2024, the Adviser reimbursed the Company $0.1 million and $63 thousand, respectively, for the annualized expenses in excess of the Expense Cap.

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

Unless borrowed in the Alternate Base Rate (as defined in the Credit Agreement), borrowings in: (i) U.S. Dollars have an interest rate of Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.375%, with a SOFR adjustment of 0.1% for an interest period of one month and 0.15% for an interest period of three months, (ii) Canadian Dollars have an interest rate of the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus 2.375%, (iii) Euros have an interest rate of the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) plus 2.375%, and (iv) Pound Sterling have an interest rate of Daily Simple RFR (as defined in the Credit Agreement) plus 2.375%, with a credit spread adjustment of 0.0326%. Borrowings based on the alternate base have an applicable margin of 1.375%. The Credit Agreement includes a commitment fee for unused commitments thereunder of (i) during the first nine months following the effective date of the Credit Agreement, 0.375% per annum and (ii) thereafter until the termination date of the availability period, (x) 0.75% per annum if the daily used amount of the commitments thereunder is less than or equal to 35.0% of the commitments and (y) 0.5% per annum if the daily used amount of the commitments thereunder is greater than 35.0% of the commitments, as well as certain other fees as agreed among the Company, the Administrative Agent and the lenders.

The Credit Agreement includes the following financial covenants: (i) a minimum shareholders equity financial covenant that requires the Company to maintain a minimum shareholders’ equity as of the last day of any fiscal quarter of at least $40,740 plus 50.0% of the net proceeds of sales of certain equity interests after the effective date of the Credit Agreement, (ii) an obligors’ net worth financial covenant that requires the obligors’ net worth to be no less than the minimum shareholders’ equity minus 50.0% of the lesser of (x) the aggregate investment in Financing Subsidiaries (as defined therein) and (y) 25.0% of the Company’s capital commitments, (iii) an asset coverage ratio financial covenant that requires the asset coverage ratio to be no less than 150.0% at any time (after giving effect to exemptive orders specified therein), and (iv) an interest coverage ratio financial covenant that requires the interest coverage ratio as of the last day of any fiscal quarter to be no less than 2.00:1.00. The Credit Agreement also includes other affirmative and negative covenants, including without limitation covenants that restrict certain indebtedness, liens, investments, restricted payments and transactions with affiliates. The Company’s obligations to the lenders under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.

The Credit Agreement contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, ING may terminate the commitments and declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable.

As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Credit Agreement.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Average amount of debt outstanding	$178,078	$148,298
Maximum amount of debt outstanding	186,684	170,270

Weighted average annualized interest and other debt expenses (1)	6.96%	8.10%
Annualized amortized interest and other debt issuance cost	0.71%	0.67%
Total annualized interest and other debt expenses	$7.67%	$8.77%

————————————

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Credit Agreement. Commitment fees for the three months ended March 31, 2025 and 2024 were $0.1 million and $0.1 million, respectively.

During the three months ended March 31, 2025 and 2024, there was maximum of $186.7 million and $170.3 million, respectively, of debt outstanding under the Credit Agreement, with a weighted-average interest rate, excluding amortized debt issuance cost of 6.96% and 8.10%, respectively. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of March 31, 2025 and 2024, the estimated fair value of the outstanding debt approximated its carrying value.

Total expenses related to debt for the three months ended March 31, 2025 and 2024 included the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Interest and other debt expenses	$3,096	$3,004
Amortization of deferred debt issuance costs	318	247
Total interest and other debt expenses	$3,414	$3,251

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

The Schedules of Investments includes the principal unfunded amount and fair value of certain revolving loan facilities and other commitments with unfunded balances at March 31, 2025 and December 31, 2024 as follows:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment at March 31, 2025	Unfunded Commitment at December 31, 2024
Alchemy US Holdco 1, LLC	Delayed Draw	7/31/2029	$842	$842
Apex Tool Group	Delayed Draw	2/8/2028	—	2,345
Argano, LLC	Delayed Draw	9/13/2029	2,609	2,609
Argano, LLC	Revolver	9/13/2029	435	435
Beacon Oral Specialists Management LLC	Delayed Draw	12/14/2026	12,890	13,117
BW CDMO Holdings UK Limited	Delayed Draw	2/19/2030	3,905	—
Doncasters US Finance LLC	Delayed Draw	4/23/2030	1,419	1,419
Energy Acquisition LP	Delayed Draw	5/9/2029	1,040	1,040
Hornblower Holdings, LP	Revolver	7/3/2029	—	1,353
Ironhorse Purchaser, LLC	Delayed Draw	9/30/2027	1,043	1,043
Ironhorse Purchaser, LLC	Revolver	9/30/2027	819	644
K1 Speed, Inc	Delayed Draw	1/2/2029	1,698	2,548
Keel Platform, LLC	Delayed Draw	1/19/2031	—	1,201
Lightning US Holdings, Inc.	Delayed Draw	11/18/2029	3,333	3,333
Lightning US Holdings, Inc.	Revolver	11/18/2029	889	1,360
Norvax, LLC	Revolver	11/4/2029	602	602
Wamos Air, S.A.	Delayed Draw	12/30/2029	4,072	—
Total Unfunded Commitments			$35,596	$33,891

9. Other Related Party Transactions

The Company, the Administrator, the Adviser and affiliates may be considered related parties. From time to time, the Adviser advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At March 31, 2025 and December 31, 2024, there were no amounts reimbursable to the Adviser by the Company.

Pursuant to the Administration Agreement, the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For both the three months ended March 31, 2025 and 2024 there were no costs or expenses allocated to the Company.

The Adviser has agreed to pay organization costs in an amount not to exceed $1.0 million on behalf of the Company. Organization and offering costs will only be borne by the Company if such costs exceed $1.0 million, at which time costs associated with the organization of the Company will be expensed as incurred. For both the three months ended March 31, 2025 and 2024, the Adviser did not pay organization costs on behalf of the Company. These costs were waived by the Adviser as per the Investment Advisory Agreement.

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

10. Shareholders’ Equity and Dividends

As of both March 31, 2025 and December 31, 2024, the Company had received $316.0 million of equity commitments to purchase shares of the Company’s common stock. As of both March 31, 2025 and December 31, 2024, $229.1 million (72.5% of total commitments), respectively had been called.

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a shareholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s dividend reinvestment plan are through newly issued shares. The following tables summarize the Company’s dividends declared and paid for the three months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 12, 2025	March 31, 2025	April 30, 2025	Regular	$0.38	$6,432
				$0.38	$6,432

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 14, 2024	March 31, 2024	April 26, 2024	Regular	$0.38	$6,273
				$0.38	$6,273

11. Financial Highlights

The financial highlights below show the Company’s results of operations for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Per Share Data:
Per share NAV at beginning of period	$12.80	$12.75
Investment operations:
Net investment income (1)	0.44	0.54
Net realized and unrealized gain (loss)	(0.32)	0.30
Net increase in net assets from operations (2)	0.12	0.84
Distributions declared from net investment income	(0.38)	(0.38)
Total increase (decrease) in net assets	(0.26)	0.46
Per share NAV at end of period	$12.54	$13.21

Total return based on net asset value (3)	0.94%	6.59%

Shares outstanding at end of period	16,926,075	16,507,489
Ratios to average net asset value: (4)
Net investment income	13.56%	16.44%
Expenses before incentive fee (5)	8.65%	8.25%
Expenses after incentive fee (6)	8.83%	8.99%

Net assets at end of period (in thousands)	$212,212	$218,118
Ending net asset value per share	$12.54	$13.21
Portfolio turnover rate	4.82%	17.16%
Weighted-average debt outstanding (in thousands)	$178,078	$148,298
Weighted-average interest rate on debt	7.67%	8.77%
Weighted-average number of shares of common stock	16,924,597	16,505,261
Weighted-average debt per share	$10.52	$8.98
Asset coverage ratio (7)	215.8%	249.2%

————————————

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
(5)
Includes all Company expenses, including interest and other debt costs prior to contractual expense reimbursement by the Investment Adviser.
(6)
Includes incentive fees and all Company expenses including interest and other debt costs prior to contractual expense reimbursement by the Investment Adviser.
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

The Company committed to various new investments and funded existing committed delayed draw facilities with an aggregate par value of $17.6 million and received paydowns or disposed of existing investments with an aggregate par value of $6.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited interim financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10‑Q (this “Report”). Some of the statements in this Report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of the Company. The forward-looking statements contained in this Report involve a number of risks and uncertainties, including statements concerning:

•
our, or our portfolio companies’, future business, operations, operating results or prospects;
•
the return or impact of current and future investments;
•
the impact of global health crises, on our or our portfolio companies’ business and the U.S. and global economy;
•
disruptions related to tariffs and other trade or sanctions issues, which may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade;
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
•
our ability to maintain our qualification as a RIC and as a BDC;
•
our business prospects and the prospects of our prospective portfolio companies;
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the Middle East and Russia-Ukraine conflicts; and
•
the elevating levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest.

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward-looking statements contained in this Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this Report.

We have based the forward-looking statements included in this Report on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10‑K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

The Company, a Maryland corporation incorporated on June 21, 2021, is an externally managed, non-diversified closed-end investment company that has elected to be treated as a BDC under the 1940 Act. We are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC. The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under the Code. As a RIC, the Company generally does not pay corporate-level federal income taxes on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70.0% of our total assets in “eligible assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2025 and December 31, 2024, 78.6% and 82.3%, respectively, of our total assets were invested in eligible assets.

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

•
the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services and software;
•
the cost of effecting sales and repurchases of shares of the Company’s common stock and other securities;
•
fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complementary businesses, whether or not the investment is consummated;
•
expenses incurred by the Adviser in performing due diligence and reviews of investments;
•
research expenses incurred by the Adviser (including subscription fees and other costs and expenses related to Bloomberg Professional Services);
•
amounts incurred by the Adviser in connection with or incidental to acquiring or licensing software and obtaining research;
•
distributions on the Company’s common stock;
•
expenses related to leverage, if any, incurred to finance the Company’s investments, including rating agency fees, interest, preferred stock dividends, obtaining lines of credit, loan commitments and letters of credit for the account of the Company and its related entities;
•
transfer agent and custodial fees and expenses;
•
bank service fees;
•
fees and expenses associated with marketing efforts;
•
federal and state registration fees and any stock exchange listing fees;
•
fees and expenses associated with independent audits and outside legal costs;
•
federal, state, local and foreign taxes (including real estate, stamp or other transfer taxes), including costs in connection with any tax audit, investigation or review, or any settlement thereof;
•
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
•
Independent Directors’ fees and expenses;
•
brokerage fees and commissions;
•
fidelity bond, directors and officers, errors and omissions liability insurance and other insurance premiums;
•
the costs of any reports, proxy statements or other notices to the Company’s shareholders, including printing costs;
•
costs of holding shareholder meetings;
•
litigation, indemnification and other non-recurring or extraordinary expenses;
•
any governmental inquiry, investigation or proceeding to which the Company and/or an investment is a related party or is otherwise involved, including judgments, fines, other awards and settlements paid in connection therewith;
•
other direct costs and expenses of administration and operation, such as printing, mailing, long distance telephone and staff;

•
costs associated with the Company’s reporting and compliance obligations, including under the 1940 Act and applicable federal and state securities laws (including reporting under Sections 13 and 16 under the Exchange Act and anti-money laundering compliance);
•
dues, fees and charges of any trade association of which the Company is a member;
•
costs associated with the formation, management, governance, operation, restructuring, maintenance (including any amendments to constituent documents), winding up, dissolution or liquidation of entities;
•
fees, costs and expenses incurred in connection with or incidental to co-investments or joint ventures (whether or not consummated) that are not borne by co-investors or joint venture partners;
•
the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it; and
•
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

Common expenses frequently are incurred on behalf of the Company and one or more of the Adviser’s other clients. The Adviser seeks to allocate those common expenses among the Company and such other clients in a manner that is fair and reasonable over time, and the Adviser may bear certain expenses directly that otherwise are not allocated to the Company or to its other clients. To address potential conflicts of interest, the Adviser has adopted and implemented policies and procedures for the allocation of common expenses. The Adviser, for instance, allocates expenses to clients, including the Company, in accordance with the client’s arrangements with the Adviser. In addition, the Adviser may use a variety of methods to allocate common expenses, including methods based on assets under management, relative use of a product or service, the nature or source of a product or service, the relative benefits derived by the Company and its other clients from a product or service, size of the Company’s or the other clients’ investment, or other relevant factors. Expense allocations may, at times, depend on subjective determinations by the Adviser. Allocations of common expenses by the Adviser to the Company is subject to the review and approval of the Company’s Board of Directors (the “Board of Directors”).

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

•
Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•
Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.
•
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

Revenue recognition

Interest and dividend income, including PIK income, is recorded on an accrual basis, when such amounts are considered collectible. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are recognized when earned and are included in interest income.

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

Federal income taxes

The Company intends to elect to be treated, and intends to qualify annually to maintain its election to be treated, as a RIC under Subchapter M of the Code. To maintain the Company’s RIC tax election, the Company must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. The Company also must annually distribute dividends for U.S. federal income tax purposes to its shareholders out of the assets legally available for distribution of an amount generally at least equal to 90.0% of the sum of the Company’s investment company taxable income, determined without regard to any deduction for dividends paid.

If the Company fails to satisfy the Excise Tax Distribution Requirements, the Company will be liable for a 4.0% nondeductible federal excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company currently intends to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.

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

Portfolio and Investment Activity

At March 31, 2025, our investment portfolio of $406.5 million (at fair value) consisted of 40 portfolio companies and was invested 80.4% in first lien secured debt, 14.5% in corporate bonds, 1.3% in equity, 2.8% in second lien secured debt and 1.0% in revolvers. At December 31, 2024, our investment portfolio of $388.1 million (at fair value) consisted of 39 portfolio companies and was invested 80.0% in first lien secured debt, 15.8% in corporate bonds, 1.6% in equity and 2.6% in second lien secured debt. At March 31, 2025 and December 31, 2024, our average portfolio company investment at fair value was approximately $19.8 million and $10.0 million, respectively. At March 31, 2025 and December 31, 2024, our largest portfolio company investment by value was approximately 5.6% and 5.7% of our portfolio, respectively, and our five largest portfolio company investments by value comprised approximately 25.2% and 25.5% of our portfolio, respectively.

The industry composition of our portfolio at fair value at March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Aerospace & Defense	4.7%	6.3%
Beverage, Food & Tobacco	1.8	1.7
Capital Equipment	-	0.9
Construction & Building	5.9	3.8
Consumer Goods: Durable	9.8	9.4
Consumer Goods: Non-Durable	1.7	2.0
Environmental Industries	6.0	6.3
FIRE: Insurance	2.0	2.0
FIRE: Real Estate	5.0	5.2
Healthcare & Pharmaceuticals	8.2	5.5
Hotel, Gaming & Leisure	10.6	10.8
Metals & Mining	3.9	4.1
Retail	7.3	8.3
Services: Business	11.0	11.4
Services: Consumer	7.6	9.0
Software	4.4	4.7
Technology Enabled Services	3.7	3.8
Transportation: Consumer	6.4	4.8
	100.0%	100.0%

The weighted average effective yield of our debt and total portfolio was 13.3% and 12.2% at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, 88.3% and 87.1%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as SOFR, PRIME or the EURIBOR Rate, and 11.7% and 12.9%, respectively, of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 79.9% and 78.7% at March 31, 2025 and December 31, 2024, respectively. As of both March 31, 2025 and December 31, 2024, zero debt investments in the portfolio were on non-accrual status.

Results of Operations

Investment income

Total investment income for the three months ended March 31, 2025 and 2024, was $12.4 million and $14.8 million, respectively. The investment income was mainly comprised of $11.2 million cash interest income, $0.4 million PIK interest, and $0.8 million other income, respectively (three months ended March 31, 2024: $12.7 million cash interest income, $0.2 million PIK interest, and $1.9 million other income). Other income consists primarily of fees earned on our debt investments.

Expenses

Total operating expenses for the three months ended March 31, 2025 were $5.0 million, comprised of $3.4 million in interest and other debt expenses, $0.8 million in management fees, $0.4 million in incentive fees and $0.4 million in all other expenses.

Total operating expenses for the three months ended March 31, 2024 were $5.9 million, comprised of $3.3 million in interest and other debt expenses, $0.8 million in management fees, $1.6 million in incentive fees and $0.2 million in all other expenses.

Net investment income

For the three months ended March 31, 2025 and 2024, net investment income was $7.5 million and $9.0 million, respectively.

Net realized and unrealized gain or loss

For the three months ended March 31, 2025 and 2024, the net realized gain / (loss) on investments and foreign currency debt was ($0.5) million and ($0.4) million, respectively, and the net realized gain / (loss) on derivatives was $0.1 million and $0.5 million respectively.

For the three months ended March 31, 2025 and 2024, the change in net unrealized appreciation / (depreciation) on investments and foreign currency debt was ($5.0) million and $4.7 million, respectively, and the change in net unrealized appreciation / depreciation on derivatives was ($0.1) million and $0.1 million, respectively.

Incentive compensation

For the three months ended March 31, 2025 and 2024, the Company incurred $0.4 million and $1.6 million, respectively, in incentive fees.

Income tax expense, including excise tax

The Company intends to elect to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its shareholders generally at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company intends to make the requisite distributions to its shareholders which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For both the three months ended March 31, 2025 and 2024, the Company incurred no excise tax, respectively.

Net increase / (decrease) in net assets resulting from operations

For the three months ended March 31, 2025 and 2024, the net change in net assets applicable to common shareholders resulting from operations was $2.0 million and $13.9 million, respectively.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the three months ended March 31, 2025 and 2024 (in thousands, excluding shares):

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Shares issued	133,044	202,717
Average price per share	$12.80	$12.75
Proceeds	$1,703	$2,585

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

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200.0%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200.0% to 150.0% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200.0% asset coverage requirement. The Company’s sole initial shareholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result, under current law, the Company is permitted as a BDC to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 150.0% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (a two-to-one debt-to-equity ratio). As of March 31, 2025 and December 31, 2024, the Company’s asset coverage ratio were 215.8% and 227.1%, respectively.

Net cash provided by / (used in) operating activities during the three months ended March 31, 2025 and 2024, were ($4.1) million and $10.0 million, respectively, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of ($21.2) million and $2.5 million, respectively, and net investment income (net of non-cash income and expenses) of approximately $7.5 million and $9.0 million, respectively.

Net cash provided by / (used in) financing activities was $4.0 million and ($9.3) million, respectively, for the three months ended March 31, 2025 and 2024, consisting primarily of zero and zero, respectively, from the issuance of common shares, $13.2 million and $1.5 million, respectively, from net amounts drawn on the Credit Agreement and $9.2 million and $10.8 million, respectively, from distributions paid.

At March 31, 2025 and December 31, 2024, we had $0.2 million and $0.4 million in cash and cash equivalents, respectively, and $0.1 million and zero in restricted cash, respectively.

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

Distributions

Our dividends and distributions to common shareholders, if any, are determined and declared by the Board of Directors and are recorded on the ex-dividend date. Distributions are declared considering our estimate of annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

Distributions to shareholders for the three months ended March 31, 2025 and 2024 totaled $6.4 million ($0.38 per share) and $6.3 million ($0.38 per share), respectively.

Tax characteristics of any distributions are reported to shareholders on Form 1099‑DIV or Form 1042‑S after the end of the calendar year.

We elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our shareholders at least 90.0% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

•
98.0% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;
•
98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period generally ending on October 31 of the calendar year; and
•
100.0% of any undistributed ordinary income and net capital gains from previous years on which we paid no U.S. federal income tax.

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4.0% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our shareholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with U.S. GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90.0% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to pay a large portion of a dividend in shares of our common stock instead of in cash. As long as a sufficient portion of such dividend is paid in cash (which portion can generally be as low as 20.0%) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

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

The Company committed to various new investments and funded existing committed delayed draw facilities with an aggregate par value of $17.6 million and received paydowns or disposed of existing investments with an aggregate par value of $6.6 million.

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

Investment valuation risk

Because there is not a readily available market value for certain of the investments in our portfolio, we value such of our portfolio investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of the Board of Directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of the Board of Directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise and are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” as well as Notes 2 and 3 to our financial statements from March 31, 2025 (unaudited) and December 31, 2024 for more information relating to our investment valuation.

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

At March 31, 2025 and December 31, 2024, 88.3% and 87.1%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as SOFR, PRIME or the EURIBOR Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At March 31, 2025 and December 31, 2024, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 79.9% and 78.7%, respectively. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Based on our Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annual impact on net investment income (excluding the related management fees and incentive fee impact) of base rate changes in interest rates (considering that interest rate floors for variable rate instruments and that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change (1)	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$6,958	$0.41
Up 200 basis points	4,598	0.27
Up 100 basis points	2,239	0.13
Down 100 basis points	(2,479)	(0.15)
Down 200 basis points	(4,739)	(0.28)
Down 300 basis points	(6,510)	(0.39)

————————————

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of the period covered by this report, we, including our Co-Presidents and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on our evaluation, our management, including our Co-Presidents and Chief Financial Officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Co-Presidents and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company, the Adviser, the Administrator and their wholly-owned subsidiaries are not currently subject to any material litigation.

Item 1A. Risk Factors

There have been no material changes from our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
31.1	Certification of Co-President Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Co-President Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934*
31.3	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Co-Presidents and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

————————————

* Filed herewith.

(1)
Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000‑56413) filed on May 26, 2022 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Redwood Enhanced Income Corp.

Date: May 14, 2025	By:	/s/ Ruben Kliksberg
	Name:	Ruben Kliksberg
	Title:	Co-President

Date: May 14, 2025	By:	/s/ Sean Sauler
	Name:	Sean Sauler
	Title:	Co-President

Date: May 14, 2025	By:	/s/ Toni Healey
	Name:	Toni Healey
	Title:	Chief Financial Officer