Form 10-Q
period 2025-06-30
Redwood Enhanced Income Corp.
filed 2025-08-14
CIK 1870267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2025

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

As of June 30, 2025, there was no established public market for the Registrant’s shares of common stock.

The number of the Registrant’s shares of common stock outstanding on August 14, 2025 was 17,099,468.

REDWOOD ENHANCED INCOME CORP.

FORM 10‑Q

Redwood Enhanced Income Corp.

Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Non-controlled/non-affiliated investments, at fair value (1)	$383,113	$362,607
Non-controlled/affiliated investments, at fair value (2)	18,509	25,536
Cash and cash equivalents	255	384
Restricted cash	171	—
Derivatives, at fair value	106	299
Receivable for investments sold	3,758	803
Interest and other receivables	6,662	7,530
Deferred debt issuance costs	267	613
Prepaid expenses and other assets	15	—
Total assets	$412,856	$397,772

Liabilities
Debt	$196,992	$169,157
Incentive fees payable	—	1,337
Interest and other debt related payables	120	118
Distributions payable	6,464	10,915
Payable for investments purchased	4,439	286
Payable to broker	15	43
Management fees payable	737	477
Accrued expenses and other liabilities	351	450
Total liabilities	$209,118	$182,783

Commitments and contingencies (Note 8)

Net assets	$203,738	$214,989

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value (1,000,000,000 shares authorized, 17,009,499 and 16,793,031 shares issued and outstanding, respectively)	$17	$17
Paid-in capital in excess of par	243,768	241,020
Distributable earnings (deficit)	(40,047)	(26,048)
Total net assets	203,738	214,989
Total liabilities and net assets	$412,856	$397,772

Shares outstanding	17,009,499	16,793,031

Net asset value per share	$11.98	$12.80

————————————

(1)
Non-controlled/non-affiliated investments at amortized cost $404,500 and $374,197 as of June 30, 2025 and December 31, 2024, respectively.
(2)
Non-controlled/affiliated investments at amortized cost $18,128 and $22,968 as of June 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Operations (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Investment income:
Non-controlled/non-affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	$8,494	$9,810	$19,166	$21,793
PIK interest income	888	1,149	1,230	1,285
Other income	43	631	739	2,560
Total investment income from non-controlled/non-affiliated company investments	9,425	11,590	21,135	25,638
Non-controlled/affiliated investments:
Interest income, excluding PIK	552	1,411	1,121	2,081
PIK interest income	110	71	199	177
Total investment income from non-controlled/affiliated company investments	662	1,482	1,320	2,258
Total investment income	10,087	13,072	22,455	27,896

Operating expenses:
Interest and other debt expenses	3,534	3,421	6,948	6,672
Management fees	785	832	1,596	1,644
Administrative expenses	68	54	121	99
Professional fees	80	73	194	166
Directors' fees	57	57	113	113
Custody and transfer agent fees	33	20	65	40
Incentive fees	—	1,289	388	2,871
Other operating expenses	41	91	151	156
Total operating expenses, before expense reimbursement	4,598	5,837	9,576	11,761
Expense reimbursement	(48)	(75)	(184)	(138)
Total operating expenses, net of expense reimbursement	4,550	5,762	9,392	11,623
Net investment income (loss)	5,537	7,310	13,063	16,273

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	493	1,843	827	1,727
Non-controlled/affiliated investments	—	—	—	11
Derivative instruments	13	104	124	580
Foreign currency debt	(66)	(414)	(946)	(664)
Net realized gain (loss)	440	1,533	5	1,654
Change in net unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(7,515)	(2,367)	(12,570)	1,139
Non-controlled/affiliated investments	(1,442)	27	(2,187)	1,743
Derivative instruments	(44)	29	(193)	174
Foreign currency investments	1,963	269	2,774	(313)
Foreign currency debt	(1,994)	2	(1,995)	—
Net change in net unrealized appreciation (depreciation)	(9,032)	(2,040)	(14,171)	2,743

Net realized and unrealized gain (loss)	(8,592)	(507)	(14,166)	4,397

Net increase (decrease) in net assets from operations	$(3,055)	$6,803	$(1,103)	$20,670

Net investment income (loss) per share (basic and diluted)	$0.33	$0.44	$0.77	$0.98
Earnings (loss) per share (1)	$(0.18)	$0.41	$(0.07)	$1.25

Basic and diluted weighted average shares outstanding	17,009,499	16,604,282	16,967,282	16,554,772

————————————

(1)
Computed based on the weighted average shares outstanding and capital activity during the time periods such earnings occurred.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Changes in Net Assets (Unaudited)

(in thousands, except shares)

					Distributable
	Common Stock			Paid-in-Capital in	Earnings	Total
	Shares	Par Amount		Excess of Par Value	(Loss)	Net Assets
Balance at March 31, 2024	16,507,489	$16		$237,273	$(19,171)	$218,118
Issuance of common stock	—	—		—	—	—
Common stock issued from reinvestment of distributions	96,793	—	(1)	1,278	—	1,278
Distributions to shareholders	—	—		—	(6,310)	(6,310)
Net investment income	—	—		—	7,310	7,310
Net realized gain (loss)	—	—		—	1,533	1,533
Change in net unrealized appreciation (depreciation)	—	—		—	(2,040)	(2,040)
Balance at June 30, 2024	16,604,282	$16		$238,551	$(18,678)	$219,889

Balance at March 31, 2025	16,926,075	$17		$242,723	$(30,528)	$212,212
Issuance of common stock	—	—		—	—	—
Common stock issued from reinvestment of distributions	83,424	—	(1)	1,045	—	1,045
Distributions to shareholders	—	—		—	(6,464)	(6,464)
Net investment income	—	—		—	5,537	5,537
Net realized gain (loss)	—	—		—	440	440
Change in net unrealized appreciation (depreciation)	—	—		—	(9,032)	(9,032)
Balance at June 30, 2025	17,009,499	$17		$243,768	$(40,047)	$203,738

					Distributable
	Common Stock			Paid-in-Capital in	Earnings	Total
	Shares	Par Amount		Excess of Par Value	(Loss)	Net Assets
Balance at December 31, 2023	16,304,772	$16		$234,688	$(26,765)	$207,939
Issuance of common stock	—	—		—	—	—
Common stock issued from reinvestment of distributions	299,510	—	(1)	3,863	—	3,863
Distributions to shareholders	—	—		—	(12,583)	(12,583)
Net investment income	—	—		—	16,273	16,273
Net realized gain (loss)	—	—		—	1,654	1,654
Change in net unrealized appreciation (depreciation)	—	—		—	2,743	2,743
Balance at June 30, 2024	16,604,282	$16		$238,551	$(18,678)	$219,889

Balance at December 31, 2024	16,793,031	$17		$241,020	$(26,048)	$214,989
Issuance of common stock	—	—		—	—	—
Common stock issued from reinvestment of distributions	216,468	—	(1)	2,748	—	2,748
Distributions to shareholders	—	—		—	(12,896)	(12,896)
Net investment income	—	—		—	13,063	13,063
Net realized gain (loss)	—	—		—	5	5
Change in net unrealized appreciation (depreciation)	—	—		—	(14,171)	(14,171)
Balance at June 30, 2025	17,009,499	$17		$243,768	$(40,047)	$203,738

————————————

(1)
Par amount is zero due to rounding of shares.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Operating activities
Net increase (decrease) in net assets resulting from operations	$(1,103)	$20,670
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(64,125)	(174,805)
Proceeds from disposition of investments	41,478	139,282
Net realized (gain) loss on investments	(827)	(1,738)
Net realized (gain) loss on foreign currency debt	946	664
Change in net unrealized (appreciation)/depreciation of investments	14,757	(2,882)
Change in net unrealized (appreciation)/depreciation of foreign currency investments	(2,774)	313
Change in net unrealized (appreciation)/depreciation of foreign currency debt	1,995	—
Net amortization of investment discounts and premiums	54	(1,833)
Amortization of deferred debt issuance costs	424	493
PIK interest and other income capitalized	(2,043)	(2,474)
Changes in assets and liabilities:
Decrease (increase) in derivatives, at fair value	193	(173)
Decrease (increase) in receivable for investments sold	(2,955)	(1,300)
Decrease (increase) in interest and other receivables	868	1,958
Decrease (increase) in prepaid expenses and other assets	(15)	70
Increase (decrease) in incentive fees payable	(1,337)	209
Increase (decrease) in interest and other debt related payables	2	(583)
Increase (decrease) in payable to broker	(28)	181
Increase (decrease) in payable for investments purchased	4,153	4,972
Increase (decrease) in management fees payable	260	123
Increase (decrease) in accrued expenses and other liabilities	(99)	(135)
Net cash provided by (used in) operating activities	(10,176)	(16,988)

Financing activities
Debt borrowings	80,097	163,200
Debt repayments	(55,203)	(131,335)
Distribution paid	(14,599)	(15,779)
Deferred debt issuance costs paid	(77)	(8)
Net cash provided by (used in) financing activities	10,218	16,078

Net increase (decrease) in cash and cash equivalents and restricted cash	42	(910)
Cash and cash equivalents and restricted cash at beginning of period	384	1,002
Cash and cash equivalents and restricted cash at end of period	$426	$92

Supplemental information
Interest and other debt expenses paid	$6,524	$6,762
Other financing fees paid	$77	$75
Supplemental non-cash information
Reinvestment of shareholder distributions	$2,748	$3,863

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited)

June 30, 2025

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Secured Debt
Aerospace & Defense
Doncasters US Finance LLC (United Kingdom)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	4/23/2030	14,013	$13,754	$14,176	6.96	(A) (B)
Doncasters US Finance LLC (Delayed Draw Loan) (United Kingdom)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	4/23/2030	1,419	$(13)	$17	0.01	(A) (B) (D)
							$13,741	$14,193	6.97
Automotive
Novae LLC	First Lien Secured Debt	3M SOFR	0.75%	S + 5.15%	12/22/2028	4,557	$4,123	$4,284	2.10	(A)
							$4,123	$4,284	2.10
Beverage, Food & Tobacco
Wellful Inc.	First Lien Secured Debt	1M SOFR	0.75%	S + 5.00%	4/19/2030	4,156	$3,991	$4,124	2.02	(A)
Wellful Inc.	First Lien Secured Debt	1M SOFR	0.00%	S + 6.25% plus 1.75% PIK	10/19/2030	4,678	$3,360	$3,877	1.90	(A)
							$7,351	$8,001	3.92
Construction & Building
CP Altas Buyer, Inc.	First Lien Secured Debt	1M SOFR	0.50%	S + 5.25%	11/23/2027	9,456	$8,521	$9,432	4.63	(A) (E)
Lightning US Holdings, Inc.	First Lien Secured Debt	3M SOFR	2.00%	S + 6.00%	11/18/2029	14,372	$14,099	$14,101	6.92	(A) (E)
Lightning US Holdings, Inc. (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.00%	11/18/2029	3,333	$(66)	$(63)	(0.03)	(A) (D) (E)
Lightning US Holdings, Inc.	First Lien Secured Debt - Revolver	1M SOFR	2.00%	S + 6.00%	11/18/2029	2,222	$623	$625	0.31	(A) (D) (E)
							$23,177	$24,095	11.83
Consumer Goods: Durable
Apex Tool Group (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	3.00%	S + 7.00%	2/8/2028	5,861	$5,791	$5,642	2.77	(A)
Augusta Sportswear, Inc.	First Lien Secured Debt	1M SOFR	1.00%	S + 7.00%	11/21/2029	12,344	$12,144	$11,480	5.63	(A)
Bad Boy Mowers JV Acquisition, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 5.25%	11/9/2029	11,820	$11,593	$11,879	5.84	(A) (E)
							$29,528	$29,001	14.24
Consumer Goods: Non-Durable
Farfetch US Holdings Inc. (United Kingdom)	First Lien Secured Debt	3M SOFR	0.50%	S + 6.25%	10/20/2027	7,128	$6,896	$6,944	3.41	(A) (B) (C)
							$6,896	$6,944	3.41
Environmental Industries
Ironhorse Purchaser, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 5.25%	9/30/2027	10,286	$10,167	$10,317	5.06	(A) (E)
Ironhorse Purchaser, LLC (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	1.00%	S + 5.25%	9/30/2027	1,043	$—	$3	—	(A) (D) (E)
Ironhorse Purchaser, LLC	First Lien Secured Debt - Revolver	1M SOFR	1.00%	S + 5.25%	9/30/2027	1,000	$19	$30	0.01	(A) (D) (E)
							$10,186	$10,350	5.07
FIRE: Insurance
Norvax, LLC	First Lien Secured Debt	1M SOFR	3.00%	S + 7.25% PIK	11/4/2029	8,134	$7,849	$6,377	3.13	(A) (C) (E) (H)
Norvax, LLC	First Lien Secured Debt - Revolver	1M SOFR	3.00%	S + 7.25%	11/4/2029	602	$(21)	$(130)	(0.06)	(A) (C) (D) (E) (G)
							$7,828	$6,247	3.07
Healthcare & Pharmaceuticals
BW CDMO Holdings UK Limited (United Kingdom)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.75%	2/19/2030	12,485	$12,658	$14,288	7.01	(A) (B) (E)
BW CDMO Holdings UK Limited (Delayed Draw Loan) (United Kingdom)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.75%	2/19/2030	3,746	$(108)	$(126)	(0.06)	(A) (B) (D) (E)
Inotiv, Inc.	First Lien Secured Debt	1M SOFR	1.00%	S + 6.50% plus .25% PIK	11/5/2026	11,776	$11,727	$9,568	4.70	(A) (C)
Sonrava Health Holdings, LLC	First Lien Secured Debt	3M SOFR	0.75%	S + 6.76%	5/18/2028	6,803	$6,621	$6,622	3.25	(A)
							$30,898	$30,352	14.90

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2025

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Hotel, Gaming & Leisure
K1 Speed, Inc	First Lien Secured Debt	3M SOFR	1.00%	S + 6.25%	1/2/2029	19,087	$18,760	$18,648	9.15	(A) (E)
K1 Speed, Inc (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.25%	1/2/2029	5,913	$4,177	$4,078	2.00	(A) (D) (E)
Xponential Fitness LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.76%	3/16/2026	20,897	$20,695	$20,427	10.03	(A) (C) (E)
							$43,632	$43,153	21.18
Metals & Mining
Alchemy US Holdco 1, LLC	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	7/31/2029	2,279	$2,436	$2,644	1.30	(A) (E)
Alchemy US Holdco 1, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.50%	7/31/2029	11,291	$11,251	$11,198	5.50	(A) (E)
Alchemy US Holdco 1, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.50%	7/31/2029	965	$123	$115	0.06	(A) (D) (E)
Titan Purchaser, Inc	First Lien Secured Debt	3M SOFR	1.00%	S + 6.00%	3/1/2030	2,031	$2,015	$2,031	1.00	(A)
							$15,825	$15,988	7.86
Retail
At Home Group, Inc.	First Lien Secured Debt	1M SOFR	0.50%	S + 4.36%	7/24/2028	5,610	$4,487	$1,122	0.55	(A) (E) (G)
At Home Group, Inc. (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.00%	S + 8.00%	10/17/2025	1,818	$506	$495	0.24	(A) (D) (E)
Claire's Stores, Inc.	First Lien Secured Debt	1M SOFR	0.00%	S + 7.25% PIK	5/15/2026	4,187	$4,187	$4,187	2.06	(A) (E)
Claire's Stores, Inc.	First Lien Secured Debt	6M SOFR	0.00%	S + 6.60%	5/15/2026	14,531	$14,169	$5,497	2.70	(A) (H)
							$23,349	$11,301	5.55
Services: Business
Aptim Corp.	First Lien Secured Debt	3M SOFR	0.00%	S + 7.50%	5/23/2029	14,435	$14,403	$14,074	6.91	(A)
Energy Acquisition LP	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	5/9/2029	18,770	$18,453	$18,770	9.21	(A) (E)
Energy Acquisition LP (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	5/9/2029	1,040	$(16)	$-	-	(A) (D) (E)
S&S Holdings, LLC	First Lien Secured Debt	1M SOFR	0.50%	S + 5.10%	10/1/2031	7,196	$6,889	$7,037	3.45	(A)
							$39,729	$39,881	19.57
Services: Consumer
Houghton Mifflin Harcourt Co	First Lien Secured Debt	3M SOFR	1.00%	S + 8.10%	4/7/2028	12,250	$12,250	$12,372	6.07	(A)
							$12,250	$12,372	6.07
Software
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	First Lien Secured Debt	3M SOFR	0.75%	S + 7.00% PIK	5/5/2028	833	$812	$708	0.35	(A)
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	First Lien Secured Debt	3M SOFR	0.75%	S + 1.00% plus 5.00% PIK	5/5/2028	639	$639	$575	0.28	(A)
Polaris NewCo LLC	First Lien Secured Debt	1M SONIA	0.00%	SN + 5.00%	6/2/2028	3,372	$4,294	$4,330	2.13	(A)
							$5,745	$5,613	2.76
Technology Enabled Services
Argano, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 5.75%	9/13/2029	14,469	$14,211	$14,360	7.05	(A) (E)
Argano, LLC	First Lien Secured Debt - Revolver	1M SOFR	1.00%	S + 5.75%	9/13/2029	435	$—	$(3)	—	(A) (D) (E)
Electronics For Imaging, Inc.	First Lien Secured Debt	3M SOFR	0.00%	S + 5.10%	7/23/2026	3,967	$3,937	$2,570	1.26	(A)
							$18,148	$16,927	8.31
Transportation: Consumer
Hornblower Holdings, LP	First Lien Secured Debt	3M SOFR	1.00%	S + 5.50%	7/3/2029	18,203	$18,025	$18,186	8.93	(A) (E)
Hornblower Holdings, LP	First Lien Secured Debt - Revolver	3M SOFR	1.00%	S + 5.50%	7/3/2029	2,703	$2,703	$2,680	1.32	(A) (E)
Wamos Air, S.A. (Spain)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	12/30/2029	5,852	$5,807	$6,582	3.23	(A) (B) (E)
Wamos Air, S.A. (Delayed Draw Loan) (Spain)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	12/30/2029	3,920	$(204)	$(209)	(0.10)	(A) (B) (D) (E)
							$26,331	$27,239	13.38
Total First Lien Secured Debt							$318,737	$305,941	150.19%

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2025

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Second Lien Secured Debt
Consumer Goods: Durable
SVP Singer Holdings Inc.	Second Lien Secured Debt	3M SOFR	0.00%	S + 5.76%	6/30/2029	1,540	$1,520	$1,540	0.76	(A) (E)
SVP Singer Holdings Inc.	Second Lien Secured Debt	3M SOFR	0.00%	S + 1.76% plus 6.00% PIK	12/31/2029	5,467	$5,234	$5,467	2.68	(A) (E)
							$6,754	$7,007	3.44
Software
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	Second Lien Secured Debt	3M SOFR	0.75%	S + 1.00% plus 6.50% PIK	5/5/2028	5,218	$3,788	$1,304	0.64	(A) (H)
							$3,788	$1,304	0.64
Total Second Lien Secured Debt							$10,542	$8,311	4.08%

Corporate Bond
Consumer Goods: Durable
Radio Systems Corp.	Corporate Bond	NA	NA	9.50%	10/15/2029	7,992	$6,751	$6,552	3.22	(A)
							$6,751	$6,552	3.22
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	NA	5.00% plus 10.00% PIK	8/31/2027	14,007	$14,007	$14,946	7.34	(A) (B) (E)
							$14,007	$14,946	7.34
Retail
At Home Group, Inc.	Corporate Bond	NA	NA	4.88%	7/15/2028	8,418	$6,499	$1,684	0.83	(A) (E) (G)
Guitar Center, Inc.	Corporate Bond	NA	NA	8.50%	1/15/2026	10,888	$10,663	$8,816	4.33	(A)
							$17,162	$10,500	5.16
Services: Consumer
MoneyGram International Inc	Corporate Bond	NA	NA	9.00%	6/1/2030	7,721	$6,689	$6,910	3.39	(A)
Staples, Inc.	Corporate Bond	NA	NA	10.75%	9/1/2029	8,090	$8,001	$7,685	3.77	(A)
Stonemor, Inc.	Corporate Bond	NA	NA	8.50%	5/15/2029	4,645	$4,402	$4,286	2.10	(A) (C)
							$19,092	$18,881	9.26
Software
Aptos Canada, Inc.	Corporate Bond	1M SOFR	1.00%	S + 7.61%	3/2/2027	15,000	$14,846	$14,865	7.30	(A) (E)
							$14,846	$14,865	7.30
Transportation: Consumer
Total Corporate Bonds							$71,858	$65,744	32.28%

Equity
Consumer Goods: Durable
SVP Singer Holdings Inc.	Equity - Common Stock	NA	NA	NA	NA	357	$3,363	$3,117	1.53	(E)
							$3,363	$3,117	1.53
Total Equity							$3,363	$3,117	1.53%

Total Investments - non-controlled/non-affiliated							$404,500	$383,113	188.08%

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

June 30, 2025

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/affiliated

First Lien Secured Debt
FIRE: Real Estate
PREIT Associates LP	First Lien Secured Debt	1M SOFR	0.00%	S + 7.00%	4/1/2029	14,348	$14,348	$14,276	7.01	(A) (C)
							$14,348	$14,276	7.01
Total First Lien Secured Debt							$14,348	$14,276	7.01%

Second Lien Secured Debt
Services: Business
Carlson Travel, Inc.	Second Lien Secured Debt	NA	0.00%	18.50% PIK	5/8/2029	326	$326	$604	0.30	(A) (E)
Carlson Travel, Inc.	Second Lien Secured Debt	NA	0.00%	18.50% PIK	5/8/2029	384	$384	$712	0.35	(A) (E)
Carlson Travel, Inc.	Second Lien Secured Debt	NA	0.00%	15.00% PIK	5/8/2029	2,242	$2,242	$2,321	1.14	(A) (E)
							$2,952	$3,637	1.79
Total Second Lien Secured Debt							$2,952	$3,637	1.79%

Equity
Services: Business
Carlson Travel, Inc.	Equity - Common Stock	NA	NA	NA	NA	2,426	$—	$—	—	(E)
Carlson Travel, Inc.	Equity - Preferred Equity	NA	NA	NA	NA	1,703	$828	$596	0.29	(E)
							$828	$596	0.29
Total Equity							$828	$596	0.29%

Total Investments - non-controlled/affiliated							$18,128	$18,509	9.09%

Cash Equivalents
Cash Equivalents							$248	$248	0.12	(F)
Total Cash Equivalents							$248	$248	0.12%

Total Investments and Cash Equivalents							$422,876	$401,870	197.29%

Derivatives, at fair value	Company Receives	Company Pays	Counterparty		Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461	Goldman Sachs & Co. LLC		6/17/2027	7,000		$33
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601	Goldman Sachs & Co. LLC		7/7/2027	5,000		$73
Total Derivatives						12,000		$106

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
(F)
Cash equivalents balance represents amounts held in the interest-bearing money market fund – US Bank Money Market Deposit Account – and currently yields a rate of 4.1% as of June 30, 2025.
(G)
Non-accrual investment.
(H)
PIK non-accrual investment.

PRIME, SOFR, SONIA or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $64.1 million and $41.5 million, respectively, for the six months ended June 30, 2025. Aggregate acquisitions do not include investment assets received as payment in kind. Aggregate dispositions include principal paydowns and maturities of debt investments. As of June 30, 2025, approximately 22.1% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of June 30, 2025, our cash balance exceeded federally insured limits. The Adviser continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account. Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2025 and December 31, 2024 were $0.3 million and $0.4 million, respectively.

Restricted Cash

Restricted cash represents cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of June 30, 2025 and December 31, 2024, restricted cash included $0.2 million and zero, respectively, held with Goldman Sachs & Co. LLC, as collateral for interest rate swaps. Restricted cash is carried at cost, which approximates fair value.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at June 30, 2025 and December 31, 2024, respectively, and reported in U.S. dollars. Purchases and sales of investments and revenue and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in realized and unrealized gain (loss) on foreign currency investments, in the Statements of Operations.

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

Federal and State Income Taxes

We have elected to be treated as a RIC, and we intend to qualify as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company (among other requirements) intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions, if any, paid to shareholders may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2025. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from U.S. GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax differences are reclassified to paid-in capital.

If we do not distribute (or are not deemed to have distributed) at least 98.0% of our annual ordinary income and 98.2% of our capital gain net income for the one-year period ending on October 31 of such calendar year, we will generally be required to pay excise tax equal to 4.0% of the amount by which 98.0% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.

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

At June 30, 2025, the Company’s investments were categorized as follows:

	Fair Value Measurements
June 30, 2025	Level 1	Level 2 (1)	Level 3	Total
Investments:
First Lien Secured Debt (2)	$—	$130,204	$186,811	$317,015
Second Lien Secured Debt	—	1,304	10,644	11,948
Corporate Bond	—	34,249	31,495	65,744
Revolver	—	—	3,202	3,202
Equity - Preferred Equity	—	—	596	596
Equity - Common Stock	—	—	3,117	3,117
Total investments	$—	$165,757	$235,865	$401,622
Derivatives	$—	$106	$—	$106
Cash equivalents	$248	$—	$—	$248

At December 31, 2024, the Company’s investments were categorized as follows:

	Fair Value Measurements
December 31, 2024	Level 1	Level 2 (1)	Level 3	Total
Investments:
First Lien Secured Debt (2)	$—	$145,651	$162,088	$307,739
Second Lien Secured Debt	—	2,022	8,144	10,166
Corporate Bond	—	33,226	28,185	61,411
Revolver	—	—	2,456	2,456
Equity - Preferred Equity	—	—	2,391	2,391
Equity - Common Stock	—	—	3,980	3,980
Total investments	$—	$180,899	$207,244	$388,143
Derivatives	$—	$299	$—	$299
Cash equivalents	$356	$—	$—	$356

————————————

(1)
Fair value based upon quoted prices in inactive markets or quotes for comparable investments.
(2)
Includes senior secured loans.

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2025 included the following:

	June 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Corporate Bond	$14,865	Yield analysis	Market yield	11.78%	13.79%	12.79%
		EV market multiple analysis	EBITDA multiple	12.00x	13.00x	12.50x
Corporate Bond	14,946	Yield analysis	Market yield	16.11%	17.11%	16.61%
		Black Scholes Option Pricing Model	Volatility	10.00%	47.25%	28.63%
		Black Scholes Option Pricing Model	Term	2.17 years	2.17 years	2.17 years
		Black Scholes Option Pricing Model	Risk free rate	3.73%	3.73%	3.73%
Corporate Bond	1,684	Recent transactions	Transaction price	N/A	N/A	N/A
First Lien Secured Debt	53,154	Yield analysis	Market yield	8.79%	12.99%	11.08%
First Lien Secured Debt	79,432	Yield analysis	Market yield	9.01%	11.23%	10.37%
		EV market multiple analysis	EBITDA multiple	5.50x	11.25x	8.31x
First Lien Secured Debt	14,360	EV market multiple analysis	EBITDA multiple	10.50x	11.50x	11.00x
First Lien Secured Debt	12,177	Recent transactions	Transaction price	N/A	N/A	N/A
First Lien Secured Debt	6,377	Yield analysis	Market yield	13.65%	13.65%	13.65%
		Recovery Analysis	Recovery Rate	76.70%	76.70%	76.70%
First Lien Secured Debt	21,311	Market quotation	Market quotation	N/A	N/A	N/A
Second Lien Secured Debt	10,644	EV market multiple analysis	EBITDA multiple	4.50x	7.31x	5.77x
Revolver	(3)	Yield analysis	Market yield	9.66%	10.55%	10.10%
Revolver	655	Yield analysis	Market yield	9.01%	11.23%	10.70%
		EV market multiple analysis	EBITDA multiple	5.50x	8.50x	6.09x
Revolver	(131)	Yield analysis	Market yield	13.65%	13.65%	13.65%
		Recovery Analysis	Recovery Rate	76.70%	76.70%	76.70%
Revolver	2,681	Market quotation	Market quotation	N/A	N/A	N/A
Equity - Common Stock	3,117	EV market multiple analysis	EBITDA multiple	4.50x	7.31x	5.00x
Equity - Preferred Equity	596	EV market multiple analysis	EBITDA multiple	7.21x	7.31x	7.26x
Total	$235,865

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2024 included the following:

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Corporate Bond	$14,700	Yield analysis	Market yield	12.27%	13.27%	12.77%
Corporate Bond	13,485	Yield analysis	Market yield	10.41%	11.32%	10.87%
		Black Scholes Option Pricing Model	Volatility	10.00%	41.50%	25.75%
		Black Scholes Option Pricing Model	Term	1.59 years	1.59 years	1.59 years
		Black Scholes Option Pricing Model	Risk free rate	4.27%	4.27%	4.27%
First Lien Secured Debt	19,870	Yield analysis	Market yield	10.00%	10.68%	10.34%
First Lien Secured Debt	60,228	Yield analysis	Market yield	9.78%	11.83%	10.96%
		EV market multiple analysis	EBITDA multiple	7.00x	15.25x	8.70x
First Lien Secured Debt	64,422	Recent transactions	Transaction price	N/A	N/A	N/A
First Lien Secured Debt	17,568	Market quotation	Market quotation	N/A	N/A	N/A
Second Lien Secured Debt	8,144	EV market multiple analysis	EBITDA multiple	6.75x	12.25x	10.00x
Revolver	352	Yield analysis	Market yield	9.78%	10.31%	10.05%
		EV market multiple analysis	EBITDA multiple	7.00x	8.00x	7.50x
Revolver	1,321	Market quotation	Market quotation	N/A	N/A	N/A
Revolver	783	Recent transactions	Transaction price	N/A	N/A	N/A
Equity - Preferred Equity	2,391	EV market multiple analysis	EBITDA multiple	6.75x	7.25x	7.00x
Equity - Common Stock	3,980	EV market multiple analysis	EBITDA multiple	6.8x	12.3x	10.59x
Total	$207,244

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Decrease	Increase
Yield	Decrease	Increase

Changes in investments categorized as Level 3 for the three and six months ended June 30, 2025 were as follows:

	Three Months Ended June 30, 2025
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$190,513	$9,904	$28,427	$4,124	$1,844	$3,159	$237,971
Net realized and unrealized gains (losses)	735	171	680	(107)	(1,248)	(42)	189
Acquisitions (1)	4,739	569	(591)	127	—	—	4,844
Dispositions (2)	(11,067)	—	—	(942)	—	—	(12,009)
Transfers in (out) of Level 3 (3)	1,891	—	2,979	—	—	—	4,870
Ending balance	$186,811	$10,644	$31,495	$3,202	$596	$3,117	$235,865
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$565	$172	$679	$(107)	$(1,248)	$(43)	$18

	For the Six Months Ended June 30, 2025
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$162,088	$8,144	$28,185	$2,456	$2,391	$3,980	$207,244
Net realized and unrealized gains (losses)	1,880	566	760	(110)	(1,795)	(863)	438
Acquisitions (1)	38,214	1,934	(519)	1,972	—	—	41,601
Dispositions (2)	(17,262)	—	90	(1,116)	—	—	(18,288)
Transfers in (out) of Level 3 (3)	1,891	—	2,979	—	—	—	4,870
Ending balance	$186,811	$10,644	$31,495	$3,202	$596	$3,117	$235,865
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,162	$565	$248	$(114)	$(1,795)	$(246)	$(180)

Changes in investments categorized as Level 3 for the three and six months ended June 30, 2024 were as follows:

	Three Months Ended June 30, 2024
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$112,639	$2,134	$28,305	$515	$3,151	$1,868	$148,612
Net realized and unrealized gains (losses)	(133)	10	(243)	7	—	170	(189)
Acquisitions (1)	41,790	71	152	(26)	—	—	41,987
Dispositions (2)	(31,961)	—	—	(150)	—	—	(32,111)
Transfers in (out) of Level 3 (3)	(263)	—	—	—	—	—	(263)
Ending balance	$122,072	$2,215	$28,214	$346	$3,151	$2,038	$158,036
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$372	$11	$(243)	$7	$—	$170	$317

	For the Six Months Ended June 30, 2024
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$118,248	$2,012	$28,147	$584	$3,151	$267	$152,409
Net realized and unrealized gains (losses)	138	26	(235)	10	—	1,771	1,710
Acquisitions (1)	80,401	177	302	152	—	—	81,032
Dispositions (2)	(64,155)	—	—	(400)	—	—	(64,555)
Transfers in (out) of Level 3 (3)	(12,560)	—	—	—	—	—	(12,560)
Ending balance	$122,072	$2,215	$28,214	$346	$3,151	$2,038	$158,036
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$823	$26	$(235)	$11	$—	$1,771	$2,396

————————————

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

4. Derivative Instruments

The Company enters into interest rate swap contracts from time to time to help mitigate the impact that an adverse change in interest rates would have on the value of the Company’s fixed rate investments. As of June 30, 2025, the counterparty to these interest rate swap contracts was Goldman Sachs & Co. LLC.

Certain information related to the Company’s derivative instruments as of June 30, 2025 and December 31, 2024 are presented in the following location in the Statements of Assets and Liabilities:

June 30, 2025
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities
Interest Rate Swap	$7,000	6/17/2027	$33	$—
Interest Rate Swap	$5,000	7/7/2027	$73	$—
	$12,000		$106	$—

December 31, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities
Interest Rate Swap	$7,000	6/17/2027	$133	$—
Interest Rate Swap	$5,000	7/7/2027	$166	$—
	$12,000		$299	$—

Net realized gain (loss) and unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the three and six months ended June 30, 2025 and 2024 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Interest Rate Swaps	Net realized gain (loss)	$13	$124
Interest Rate Swaps	Net unrealized appreciation (depreciation)	$(44)	$(193)
Total		$(31)	$(69)

Derivative Instrument	Statement Location	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Interest Rate Swaps	Net realized gain (loss)	$104	$580
Interest Rate Swaps	Net unrealized appreciation (depreciation)	$29	$174
Total		$133	$754

5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and/or investments under common control, and the Company does not have the power to exercise control over the management or policies of such portfolio company. A controlled affiliated company is a company in which the Company, either directly or through one or more controlled companies has an ownership interest of more than 25.0% of its voting securities. See the Company’s Schedules of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2025 and during the year ended December 31, 2024 were as follows:

Portfolio Company	Asset Type	Fair value at December 31, 2024	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at June 30, 2025
Non-controlled/affiliated company investment:
Carlson Travel, Inc.	Second Lien Secured Debt	$2,393	$—	$—	$—	$161	$—	$—	$(233)	$2,321
Carlson Travel, Inc.	Second Lien Secured Debt	—	—	301	—	25	—	—	278	604
Carlson Travel, Inc.	Second Lien Secured Debt	—	—	371	—	13	—	—	328	712
Carlson Travel, Inc.	Equity - Common Stock	617	—	—	—	—	—	—	(617)	—
Carlson Travel, Inc.	Equity - Preferred Equity	2,391	—	—	—	—	—	—	(1,795)	596
		$5,401	$—	$672	$—	$199	$—	$—	$(2,039)	$4,233

PREIT Associates LP	First Lien Secured Debt	$20,135	$—	$—	$(5,711)	$—	$—	$—	$(148)	$14,276
		$20,135	$—	$—	$(5,711)	$—	$—	$—	$(148)	$14,276
Total non-controlled/affiliated company investments		$25,536	$—	$672	$(5,711)	$199	$—	$—	$(2,187)	$18,509

Portfolio Company	Asset Type	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2024
Non-controlled/affiliate company investment:
Carlson Travel, Inc.	First Lien Secured Debt	$—	$—	$—	$—	$—	$—	$—	$—	$—
Carlson Travel, Inc.	Second Lien Secured Debt	2,012	—	—	—	332	—	—	49	2,393
Carlson Travel, Inc.	Equity - Common Stock	267	—	—	—	—	—	—	350	617
Carlson Travel, Inc.	Equity - Preferred Equity	3,151	—	—	—	—	—	—	(760)	2,391
		$5,430	$—	$—	$—	$332	$—	$—	$(361)	$5,401

PREIT Associates LP	First Lien Secured Debt	$—	$20,059	$—	$—	$—	$—	$—	$76	$20,135
		$—	$20,059	$—	$—	$—	$—	$—	$76	$20,135

TPC Group, Inc.	Corporate Bond	$22,404	$—	$—	$(22,054)	$—	$6	$(95)	$(261)	$—
		$22,404	$—	$—	$(22,054)	$—	$6	$(95)	$(261)	$—
Total non-controlled/affiliate company investments		$27,834	$20,059	$—	$(22,054)	$332	$6	$(95)	$(546)	$25,536

Income related to the Company’s investments with affiliates for the six months ended June 30, 2025 and 2024 were as follows:

		Six Months Ended June 30,
		2025			2024
Portfolio Company	Asset Type	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled/affiliated company investments:
Carlson Travel, Inc.	First Lien Secured Debt	$—	$—	$—	$—	$—	$—
Carlson Travel, Inc.	Second Lien Secured Debt	161	—	—	140	—	—
Carlson Travel, Inc.	Second Lien Secured Debt	25	—	—	—	—	—
Carlson Travel, Inc.	Second Lien Secured Debt	13	—	—	—	—	—
Carlson Travel, Inc.	Equity - Common Stock	—	—	—	—	—	—
Carlson Travel, Inc.	Equity - Preferred Equity	—	—	—	—	—	—
		$199	$—	$—	$140	$—	$—

PREIT Associates LP	Second Lien Secured Debt	$1,121	$—	$—	$626	$—	$1
		$1,121	$—	$—	$626	$—	$1

TPC Group, Inc.	Corporate Bond	$—	$—	$—	$1,315	$—	$—
		$—	$—	$—	$1,315	$—	$—
Total Non-controlled affiliated company investments		$1,320	$—	$—	$2,081	$—	$1

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

Base Management Fee

The Base Management Fee shall be calculated at a quarterly rate equal to 0.375% (i.e., 1.50% annually) of the Company’s Weighted Average Net Asset Value for the quarter; provided that the quarterly base management fee will be decreased to 0.25% (i.e., 1.00% annually) of the value of the Company’s Weighted Average Net Asset Value during any extension of the period in which the Company may complete a Liquidity Event. “Weighted Average Net Asset Value” means, at the time of any calculation, the weighted average shares outstanding multiplied by the average of the beginning net asset value per share and ending net asset value per share (prior to management and incentive fees) of a period of time. For both the three months ended June 30, 2025 and 2024, the Company incurred $0.8 million in base management fees. For both the six months ended June 30, 2025 and 2024, the Company incurred $1.6 million in base management fees.

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

Incentive Fee Cap

No incentive fee will be paid to the Adviser to the extent that, after such payment, the cumulative income-based incentive fees and capital gains-based incentive fees paid to date would be greater than fifteen percent (15.0%) of the Company’s Cumulative Pre-Incentive Fee Net Income since the date of its election to become a BDC (the “Incentive Fee Cap”). “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the date of the Company’s election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, since the date of the Company’s election to become a BDC. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the income-based incentive fee and the capital gains-based incentive fee as calculated above, then the difference between (a) such amount and (b) the Incentive Fee Cap will not be paid by the Company, and will not be received by the Adviser, either at the end of such relevant period or at the end of any future period. For the three months ended June 30, 2025 and 2024, the Company incurred zero and $1.3 million, respectively, in incentive fees. For the six months ended June 30, 2025 and 2024, the Company incurred $0.4 million and $2.9 million, respectively, in incentive fees.

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

The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company, and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. Such waivers are not subject to future reimbursement by the Company. For the three months ended June 30, 2025 and 2024, the Adviser reimbursed the Company $48,000 and $75,000, respectively, for the annualized expenses in excess of the Expense Cap. For the six months ended June 30, 2025 and 2024, the Adviser reimbursed the Company $0.2 million and $0.1 million, respectively, for the annualized expenses in excess of the Expense Cap.

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

As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Credit Agreement.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Average amount of debt outstanding	$189,363	$146,214
Maximum amount of debt outstanding	207,277	178,186

Weighted average annualized interest and other debt expenses (1)	6.89%	8.45%
Annualized amortized interest and other debt issuance cost	0.45%	0.68%
Total annualized interest and other debt expenses	7.34%	9.13%

————————————

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Credit Agreement. Commitment fees for the six months ended June 30, 2025 and 2024 were $0.2 million and $0.3 million, respectively.

During the three months ended June 30, 2025 and 2024, there was maximum of $207.3 million and $178.2 million, respectively, of debt outstanding under the Credit Agreement, with a weighted-average interest rate, excluding amortized debt issuance cost of 6.89% and 8.45%, respectively. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of June 30, 2025 and 2024, the estimated fair value of the outstanding debt approximated its carrying value.

Total expenses related to debt for the three and six months ended June 30, 2025 and 2024 included the following:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Interest and other debt expenses	$3,428	$6,524
Amortization of deferred debt issuance costs	106	424
Total interest and other debt expenses	$3,534	$6,948

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Interest and other debt expenses	$3,175	$6,179
Amortization of deferred debt issuance costs	246	493
Total interest and other debt expenses	$3,421	$6,672

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

The Schedules of Investments includes the principal unfunded amount and fair value of certain revolving loan facilities and other commitments with unfunded balances at June 30, 2025 and December 31, 2024 as follows:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment at June 30, 2025	Unfunded Commitment at December 31, 2024
Alchemy US Holdco 1, LLC	Delayed Draw	7/31/2029	$842	$842
Apex Tool Group	Delayed Draw	2/8/2028	—	2,345
Argano, LLC	Delayed Draw	9/13/2029	—	2,609
Argano, LLC	Revolver	9/13/2029	435	435
At Home Group	Delayed Draw	10/17/2025	1,071	—
Beacon Oral Specialists Management LLC	Delayed Draw	12/14/2026	—	13,117
BW CDMO Holdings UK Limited	Delayed Draw	2/19/2030	4,412	—
Doncasters US Finance LLC	Delayed Draw	4/23/2030	1,419	1,419
Energy Acquisition LP	Delayed Draw	5/9/2029	1,040	1,040
Hornblower Holdings, LP	Revolver	7/3/2029	—	1,353
Ironhorse Purchaser, LLC	Delayed Draw	9/30/2027	1,043	1,043
Ironhorse Purchaser, LLC	Revolver	9/30/2027	970	644
K1 Speed, Inc	Delayed Draw	1/2/2029	1,698	2,548
Keel Platform, LLC	Delayed Draw	1/19/2031	—	1,201
Lightning US Holdings, Inc.	Delayed Draw	11/18/2029	3,333	3,333
Lightning US Holdings, Inc.	Revolver	11/18/2029	1,556	1,360
Norvax, LLC	Revolver	11/4/2029	602	602
Wamos Air, S.A.	Delayed Draw	12/30/2029	4,618	—
Total unfunded commitments			$23,039	$33,891

9. Other Related Party Transactions

The Company, the Administrator, the Adviser and affiliates may be considered related parties. From time to time, the Adviser advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At June 30, 2025 and December 31, 2024, there were no amounts reimbursable to the Adviser by the Company.

Pursuant to the Administration Agreement, the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For both the three months ended June 30, 2025 and 2024 there were no costs or expenses allocated to the Company.

The Adviser has agreed to pay organization costs in an amount not to exceed $1.0 million on behalf of the Company. Organization and offering costs will only be borne by the Company if such costs exceed $1.0 million, at which time costs associated with the organization of the Company will be expensed as incurred. For both the six months ended June 30, 2025 and 2024, the Adviser did not pay organization costs on behalf of the Company. These costs were waived by the Adviser as per the Investment Advisory Agreement.

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

10. Shareholders’ Equity and Dividends

As of both June 30, 2025 and December 31, 2024, the Company had received $316.0 million of equity commitments to purchase shares of the Company’s common stock. As of both June 30, 2025 and December 31, 2024, $229.1 million (72.5% of total commitments) had been called.

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a shareholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s dividend reinvestment plan are through newly issued shares. The following tables summarize the Company’s dividends declared and paid for the three months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 12, 2025	March 31, 2025	April 30, 2025	Regular	$0.38	$6,432
June 13, 2025	June 30, 2025	July 31, 2025	Regular	0.38	6,464
				$0.76	$12,896

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 14, 2024	March 31, 2024	April 26, 2024	Regular	$0.38	$6,273
June 18, 2024	June 28, 2024	July 31, 2024	Regular	0.38	6,310
				$0.76	$12,583

11. Financial Highlights

The financial highlights below show the Company’s results of operations for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Per Share Data:
Per share NAV at beginning of period	$12.80	$12.75
Investment operations:
Net investment income (1)	0.77	0.98
Net realized and unrealized gain (loss)	(0.83)	0.27
Net increase (decrease) in net assets from operations (2)	(0.06)	1.25
Distributions declared from net investment income	(0.76)	(0.76)
Total increase (decrease) in net assets	(0.82)	0.49
Per share NAV at end of period	$11.98	$13.24

Total return based on net asset value (3)	(0.47)%	9.80%

Shares outstanding at end of period	17,009,499	16,604,282
Ratios to average net asset value: (4)
Net investment income	12.11%	15.29%
Expenses before incentive fee (5)	8.70%	8.31%
Expenses after incentive fee (6)	8.88%	9.65%

Net assets at end of period (in thousands)	$203,738	$219,889
Ending net asset value per share	$11.98	$13.24
Portfolio turnover rate	10.40%	37.11%
Weighted-average debt outstanding (in thousands)	$189,363	$146,214
Weighted-average interest rate on debt	7.34%	9.13%
Weighted-average number of shares of common stock	16,967,282	16,554,772
Weighted-average debt per share	$11.16	$8.83
Asset coverage ratio (7)	203.4%	224.2%

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

The Company committed to various new investments and funded existing committed delayed draw facilities with an aggregate par value of $12.6 million and received paydowns or disposed of existing investments with an aggregate par value of $20.6 million.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70.0% of our total assets in “eligible assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2025 and December 31, 2024, 77.9% and 82.3%, respectively, of our total assets were invested in eligible assets.

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

Portfolio and Investment Activity

At June 30, 2025, our investment portfolio of $401.6 million (at fair value) consisted of 40 portfolio companies and was invested 78.9% in first lien secured debt, 16.4% in corporate bonds, 0.9% in equity, 3.0% in second lien secured debt and 0.8% in revolvers. At December 31, 2024, our investment portfolio of $388.1 million (at fair value) consisted of 39 portfolio companies and was invested 80.0% in first lien secured debt, 15.8% in corporate bonds, 1.6% in equity and 2.6% in second lien secured debt. At June 30, 2025 and December 31, 2024, our average portfolio company investment at fair value was approximately $19.6 million and $10.0 million, respectively. At June 30, 2025 and December 31, 2024, our largest portfolio company investment by value was approximately 5.7% and 5.7% of our portfolio, respectively, and our five largest portfolio company investments by value comprised approximately 24.3% and 25.5% of our portfolio, respectively.

The industry composition of our portfolio at fair value at June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Aerospace & Defense	3.4%	6.3%
Automotive	1.1	—
Beverage, Food & Tobacco	2.0	1.7
Capital Equipment	—	0.9
Construction & Building	6.0	3.8
Consumer Goods: Durable	11.4	9.4
Consumer Goods: Non-Durable	1.7	2.0
Environmental Industries	6.3	6.3
FIRE: Insurance	1.6	2.0
FIRE: Real Estate	3.6	5.2
Healthcare & Pharmaceuticals	7.6	5.5
Hotel, Gaming & Leisure	10.7	10.8
Metals & Mining	4.0	4.1
Retail	5.4	8.3
Services: Business	11.0	11.4
Services: Consumer	7.8	9.0
Software	5.4	4.7
Technology Enabled Services	4.2	3.8
Transportation: Consumer	6.8	4.8
	100.0%	100.0%

The weighted average effective yield of our debt and total portfolio was 12.8% at June 30, 2025 and 12.2% at December 31, 2024. At June 30, 2025 and December 31, 2024, 86.3% and 87.1%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as SOFR, PRIME, SONIA or the EURIBOR Rate, and 13.7% and 12.9%, respectively, of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 83.6% and 78.7% at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, 8.7% of total investments at amortized cost, or 3.9% of total investments at fair value, were on non-accrual status. As of December 31, 2024, zero debt investments in the portfolio were on non-accrual status.

Results of Operations

Investment income

Total investment income for the three months ended June 30, 2025 and 2024, was $10.1 million and $13.1 million, respectively. The investment income was mainly comprised of $9.0 million cash interest income, $1.0 million PIK interest, and $0.1 million other income, respectively (three months ended June 30, 2024: $11.2 million cash interest income, $1.2 million PIK interest, and $0.7 million other income). Other income consists primarily of fees earned on our debt investments.

Total investment income for the six months ended June 30, 2025 and 2024, was $22.5 million and $27.9 million, respectively. The investment income was mainly comprised of $20.3 million cash interest income, $1.4 million PIK interest, and $0.8 million other income, respectively (six months ended June 30, 2024: $23.8 million cash interest income, $1.5 million PIK interest, and $2.6 million other income). Other income consists primarily of fees earned on our debt investments.

Expenses

Total operating expenses for the three months ended June 30, 2025 were $4.6 million, comprised of $3.5 million in interest and other debt expenses, $0.8 million in management fees, zero in incentive fees and $0.3 million in all other expenses.

Total operating expenses for the three months ended June 30, 2024 were $5.8 million, comprised of $3.4 million in interest and other debt expenses, $0.8 million in management fees, $1.3 million in incentive fees and $0.3 million in all other expenses.

Total operating expenses for the six months ended June 30, 2025 were $9.6 million, comprised of $6.9 million in interest and other debt expenses, $1.6 million in management fees, $0.4 million in incentive fees and $0.7 million in all other expenses.

Total operating expenses for the six months ended June 30, 2024 were $11.8 million, comprised of $6.7 million in interest and other debt expenses, $1.6 million in management fees, $2.9 million in incentive fees and $0.6 million in all other expenses.

Net investment income

For the three months ended June 30, 2025 and 2024, net investment income was $5.5 million and $7.3 million, respectively. For the six months ended June 30, 2025 and 2024, net investment income was $13.1 million and $16.3 million, respectively.

Net realized and unrealized gain or loss

For the three months ended June 30, 2025 and 2024, the net realized gain / (loss) on investments and foreign currency debt was $0.4 million and $1.4 million, respectively, and the net realized gain / (loss) on derivatives was $13,000 and $0.1 million, respectively.

For the six months ended June 30, 2025 and 2024, the net realized gain / (loss) on investments and foreign currency debt was ($0.1) million and $1.1 million, respectively, and the net realized gain / (loss) on derivatives was $0.1 million and $0.6 million, respectively.

For the three months ended June 30, 2025 and 2024, the change in net unrealized appreciation / (depreciation) on investments and foreign currency debt was ($9.0) million and ($2.1) million respectively, and the change in net unrealized appreciation / depreciation on derivatives was ($44,000) and $29,000, respectively.

For the six months ended June 30, 2025 and 2024, the change in net unrealized appreciation / (depreciation) on investments and foreign currency debt was ($14.0) million and $2.7 million respectively, and the change in net unrealized appreciation / depreciation on derivatives was ($0.2) million and $0.2 million, respectively.

Incentive compensation

For the three months ended June 30, 2025 and 2024, the Company incurred zero and $1.3 million, respectively, in incentive fees

For the six months ended June 30, 2025 and 2024, the Company incurred $0.4 million and $2.9 million, respectively, in incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For both the six months ended June 30, 2025 and 2024, the Company incurred no excise tax, respectively.

Net increase / (decrease) in net assets resulting from operations

For the three months ended June 30, 2025 and 2024, the net change in net assets applicable to common shareholders resulting from operations was ($3.1) million and $6.8 million, respectively.

For the six months ended June 30, 2025 and 2024, the net change in net assets applicable to common shareholders resulting from operations was ($1.1) million and $20.7 million, respectively.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the six months ended June 30, 2025 and 2024 (in thousands, excluding shares):

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Shares issued	83,424	96,793	216,468	299,510
Average price per share	$12.53	$13.20	$12.69	$12.90
Proceeds	$1,045	$1,278	$2,748	$3,863

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

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200.0%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200.0% to 150.0% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200.0% asset coverage requirement. The Company’s sole initial shareholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result, under current law, the Company is permitted as a BDC to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 150.0% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (a two-to-one debt-to-equity ratio). As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio were 203.4% and 227.1%, respectively.

Net cash provided by / (used in) operating activities during the six months ended June 30, 2025 and 2024 were ($10.2) million and ($17.0) million, respectively, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of ($22.6) million and ($35.5) million, respectively, and net investment income (net of non-cash income and expenses) of approximately $13.1 million and $16.3 million, respectively.

Net cash provided by / (used in) financing activities during the six months ended June 30, 2025 and 2024 were $10.2 million and $16.1 million, respectively, consisting primarily of zero and zero, respectively, from the issuance of common shares, $24.9 million and $31.9 million, respectively, from net amounts drawn on the Credit Agreement and ($14.6) million and ($15.8) million, respectively, from distributions paid.

At June 30, 2025 and December 31, 2024, we had $0.3 million and $0.4 million in cash and cash equivalents, respectively, and $0.2 million and zero in restricted cash, respectively.

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

Distributions to shareholders for the three months ended June 30, 2025 and 2024 totaled $6.5 million ($0.38 per share) and $6.3 million ($0.38 per share), respectively. Distributions to shareholders for the six months ended June 30, 2025 and 2024 totaled $12.9 million ($0.76 per share) and $12.6 million ($0.76 per share), respectively.

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

The Company is prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, five percent or more of the Company’s outstanding voting securities will be its affiliate for purposes of the 1940 Act, and the Company generally will be prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The Company will consider the Adviser and its affiliates to be its affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same portfolio company, without prior approval of the Independent Directors and, in some cases, the SEC. The Company will be prohibited from buying or selling any security from or to, among others, any person who owns more than 25.0% of the Company’s voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

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

The Company committed to various new investments and funded existing committed delayed draw facilities with an aggregate par value of $12.6 million and received paydowns or disposed of existing investments with an aggregate par value of $20.6 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the fluctuations in global interest rates, inflationary pressures, the Russia-Ukraine war and the ongoing conflicts in the Middle East introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning a potential economic downturn or recession, the Russia-Ukraine and Middle East conflicts and their potential impact on our business and our operating results, see “Risk Factors.”

Investment valuation risk

Because there is not a readily available market value for certain of the investments in our portfolio, we value such of our portfolio investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of the Board of Directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of the Board of Directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise and are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” as well as Notes 2 and 3 to our financial statements from June 30, 2025 (unaudited) and December 31, 2024 for more information relating to our investment valuation.

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

At June 30, 2025 and December 31, 2024, 86.3% and 87.1%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as SOFR, PRIME, SONIA, or the EURIBOR Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At June 30, 2025 and December 31, 2024, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 83.6% and 78.7%, respectively. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Based on our Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annual impact on net investment income (excluding the related management fees and incentive fee impact) of base rate changes in interest rates

(considering that interest rate floors for variable rate instruments and that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change (1)	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$6,654	$0.39
Up 200 basis points	4,433	0.26
Up 100 basis points	2,212	0.13
Down 100 basis points	(2,231)	(0.13)
Down 200 basis points	(4,350)	(0.26)
Down 300 basis points	(5,938)	(0.35)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

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

Redwood Enhanced Income Corp.

Date: August 14, 2025	By:	/s/ Ruben Kliksberg
	Name:	Ruben Kliksberg
	Title:	Co-President

Date: August 14, 2025	By:	/s/ Sean Sauler
	Name:	Sean Sauler
	Title:	Co-President

Date: August 14, 2025	By:	/s/ Toni Healey
	Name:	Toni Healey
	Title:	Chief Financial Officer