Form 10-Q
period 2025-09-30
Redwood Enhanced Income Corp.
filed 2025-11-13
CIK 1870267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2025

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

As of September 30, 2025, there was no established public market for the Registrant’s shares of common stock.

The number of the Registrant’s shares of common stock outstanding on November 13, 2025 was 17,194,189.

REDWOOD ENHANCED INCOME CORP.

FORM 10‑Q

Redwood Enhanced Income Corp.

Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Non-controlled/non-affiliated investments, at fair value (1)	$347,151	$362,607
Non-controlled/affiliated investments, at fair value (2)	11,927	25,536
Cash and cash equivalents	1,219	384
Restricted cash	242	—
Derivatives, at fair value	53	299
Receivable for investments sold	397	803
Interest and other receivables	4,680	7,530
Deferred debt issuance costs	174	613
Prepaid expenses and other assets	15	—
Total assets	$365,858	$397,772

Liabilities
Debt	$155,388	$169,157
Incentive fees payable	—	1,337
Interest and other debt related payables	148	118
Distributions payable	6,498	10,915
Payable for investments purchased	2,092	286
Payable to broker	14	43
Management fees payable	664	477
Accrued expenses and other liabilities	333	450
Total liabilities	$165,137	$182,783

Commitments and contingencies (Note 8)

Net assets	$200,721	$214,989

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value (1,000,000,000 shares authorized, 17,099,468 and 16,793,031 shares issued and outstanding, respectively)	$17	$17
Paid-in capital in excess of par	244,846	241,020
Distributable earnings (deficit)	(44,142)	(26,048)
Total net assets	200,721	214,989
Total liabilities and net assets	$365,858	$397,772

Shares outstanding	17,099,468	16,793,031

Net asset value per share	$11.74	$12.80

————————————

(1)
Non-controlled/non-affiliated investments at amortized cost $379,660 and $374,197 as of September 30, 2025 and December 31, 2024, respectively.
(2)
Non-controlled/affiliated investments at amortized cost $11,636 and $22,968 as of September 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Operations (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Investment income:
Non-controlled/non-affiliated investments:
Interest income, excluding payment-in-kind (“PIK”)	$11,267	$11,737	$30,433	$33,530
PIK interest income	1,272	346	2,502	1,631
Other income	2,190	106	2,929	2,666
Total investment income from non-controlled/non-affiliated company investments	14,729	12,189	35,864	37,827
Non-controlled/affiliated investments:
Interest income, excluding PIK	401	1,313	1,522	3,394
PIK interest income	42	77	241	254
Total investment income from non-controlled/affiliated company investments	443	1,390	1,763	3,648
Total investment income	15,172	13,579	37,627	41,475

Operating expenses:
Interest and other debt expenses	3,096	4,041	10,044	10,713
Management fees	763	829	2,359	2,473
Administrative expenses	62	55	183	154
Professional fees	112	73	306	239
Directors' fees	56	56	169	169
Custody and transfer agent fees	30	20	95	60
Incentive fees	—	1,134	388	4,005
Other operating expenses	66	73	217	229
Total operating expenses, before expense reimbursement	4,185	6,281	13,761	18,042
Expense reimbursement	(100)	(59)	(284)	(197)
Total operating expenses, net of expense reimbursement	4,085	6,222	13,477	17,845
Net investment income (loss)	11,087	7,357	24,150	23,630

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	2,207	(746)	3,034	981
Non-controlled/affiliated investments	1,827	—	1,827	11
Derivative instruments	22	(377)	146	203
Foreign currency debt	(2,153)	(810)	(3,099)	(1,474)
Net realized gain (loss)	1,903	(1,933)	1,908	(279)
Change in net unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(10,205)	(4,156)	(22,775)	(3,017)
Non-controlled/affiliated investments	(92)	467	(2,279)	2,210
Derivative instruments	(54)	7	(247)	181
Foreign currency investments	(915)	284	1,859	(29)
Foreign currency debt	679	(2)	(1,316)	(2)
Net change in net unrealized appreciation (depreciation)	(10,587)	(3,400)	(24,758)	(657)

Net realized and unrealized gain (loss)	(8,684)	(5,333)	(22,850)	(936)

Net increase (decrease) in net assets from operations	$2,403	$2,024	$1,300	$22,694

Net investment income (loss) per share (basic and diluted)	$0.65	$0.44	$1.42	$1.42
Earnings (loss) per share (1)	$0.14	$0.12	$0.08	$1.37

Basic and diluted weighted average shares outstanding	17,099,468	16,654,230	17,011,828	16,604,755

————————————

(1)
Computed based on the weighted average shares outstanding and capital activity during the time periods such earnings occurred.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Changes in Net Assets (Unaudited)

(in thousands, except shares)

					Distributable
	Common Stock			Paid-in-Capital in	Earnings	Total
	Shares	Par Amount		Excess of Par Value	(Loss)	Net Assets
Balance at June 30, 2024	16,604,282	$16		$238,551	$(18,678)	$219,889
Issuance of common stock	—	—		—	—	—
Common stock issued from reinvestment of distributions	99,352	—	(1)	1,316	—	1,316
Distributions to shareholders	—	—		—	(6,347)	(6,347)
Net investment income	—	—		—	7,357	7,357
Net realized gain (loss)	—	—		—	(1,933)	(1,933)
Change in net unrealized appreciation (depreciation)	—	—		—	(3,400)	(3,400)
Balance at September 30, 2024	16,703,634	$16		$239,867	$(23,001)	$216,882

Balance at June 30, 2025	17,009,499	$17		$243,768	$(40,047)	$203,738
Issuance of common stock	—	—		—	—	—
Common stock issued from reinvestment of distributions	89,969	—	(1)	1,078	—	1,078
Distributions to shareholders	—	—		—	(6,498)	(6,498)
Net investment income	—	—		—	11,087	11,087
Net realized gain (loss)	—	—		—	1,903	1,903
Change in net unrealized appreciation (depreciation)	—	—		—	(10,587)	(10,587)
Balance at September 30, 2025	17,099,468	$17		$244,846	$(44,142)	$200,721

					Distributable
	Common Stock			Paid-in-Capital in	Earnings	Total
	Shares	Par Amount		Excess of Par Value	(Loss)	Net Assets
Balance at December 31, 2023	16,304,772	$16		$234,688	$(26,765)	$207,939
Issuance of common stock	—	—		—	—	—
Common stock issued from reinvestment of distributions	398,862	—	(1)	5,179	—	5,179
Distributions to shareholders	—	—		—	(18,930)	(18,930)
Net investment income	—	—		—	23,630	23,630
Net realized gain (loss)	—	—		—	(279)	(279)
Change in net unrealized appreciation (depreciation)	—	—		—	(657)	(657)
Balance at September 30, 2024	16,703,634	$16		$239,867	$(23,001)	$216,882

Balance at December 31, 2024	16,793,031	$17		$241,020	$(26,048)	$214,989
Issuance of common stock	—	—		—	—	—
Common stock issued from reinvestment of distributions	306,437	—	(1)	3,826	—	3,826
Distributions to shareholders	—	—		—	(19,394)	(19,394)
Net investment income	—	—		—	24,150	24,150
Net realized gain (loss)	—	—		—	1,908	1,908
Change in net unrealized appreciation (depreciation)	—	—		—	(24,758)	(24,758)
Balance at September 30, 2025	17,099,468	$17		$244,846	$(44,142)	$200,721

————————————

(1)
Par amount is zero due to rounding of shares.

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Operating activities
Net increase (decrease) in net assets resulting from operations	$1,300	$22,694
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(95,514)	(233,698)
Proceeds from disposition of investments	112,304	182,336
Net realized (gain) loss on investments	(4,861)	(992)
Net realized (gain) loss on foreign currency debt	3,099	1,474
Change in net unrealized (appreciation)/depreciation of investments	25,054	807
Change in net unrealized (appreciation)/depreciation of foreign currency investments	(1,859)	29
Change in net unrealized (appreciation)/depreciation of foreign currency debt	1,316	2
Net amortization of investment discounts and premiums	(530)	(2,344)
Amortization of deferred debt issuance costs	516	743
PIK interest and other income capitalized	(5,530)	(2,896)
Changes in assets and liabilities:
Decrease (increase) in derivatives, at fair value	246	181
Decrease (increase) in receivable for investments sold	406	(9,684)
Decrease (increase) in interest and other receivables	2,850	633
Decrease (increase) in prepaid expenses and other assets	(15)	70
Increase (decrease) in incentive fees payable	(1,337)	53
Increase (decrease) in interest and other debt related payables	30	(831)
Increase (decrease) in payable to broker	(29)	—
Increase (decrease) in payable for investments purchased	1,806	7,576
Increase (decrease) in management fees payable	187	136
Increase (decrease) in accrued expenses and other liabilities	(117)	(192)
Net cash provided by (used in) operating activities	39,322	(33,903)

Financing activities
Debt borrowings	90,566	237,553
Debt repayments	(108,749)	(183,564)
Distribution paid	(19,985)	(20,774)
Deferred debt issuance costs paid	(77)	(7)
Net cash provided by (used in) financing activities	(38,245)	33,208

Net increase (decrease) in cash and cash equivalents and restricted cash	1,077	(695)
Cash and cash equivalents and restricted cash at beginning of period	384	1,002
Cash and cash equivalents and restricted cash at end of period	$1,461	$307

Supplemental information
Interest and other debt expenses paid	$9,498	$10,801
Other financing fees paid	$77	$—
Supplemental non-cash information
Reinvestment of shareholder distributions	$3,826	$5,179

The accompanying notes are an integral part of these financial statements.

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited)

September 30, 2025

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Investments - non-controlled/non-affiliated

First Lien Secured Debt
Aerospace & Defense
Doncasters US Finance LLC (United Kingdom)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	4/23/2030	13,977	$13,727	$14,117	7.03	(A) (B)
Doncasters US Finance LLC (Delayed Draw Loan) (United Kingdom)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.50%	4/23/2030	1,419	$(12)	$14	0.01	(A) (B) (D)
							$13,715	$14,131	7.04
Automotive
Novae LLC	First Lien Secured Debt	3M SOFR	0.75%	S + 5.15%	12/22/2028	5,231	$4,784	$4,881	2.43	(A)
							$4,784	$4,881	2.43
Beverage, Food & Tobacco
Wellful Inc.	First Lien Secured Debt	1M SOFR	0.75%	S + 5.00%	4/19/2030	4,156	$3,997	$4,127	2.06	(A)
Wellful Inc.	First Lien Secured Debt	1M SOFR	0.00%	S + 6.25%	10/19/2030	4,673	$3,395	$4,177	2.08	(A)
							$7,392	$8,304	4.14
Construction & Building
Lightning US Holdings, Inc.	First Lien Secured Debt	3M SOFR	2.00%	S + 6.00%	11/18/2029	14,336	$14,073	$14,104	7.03	(A) (E)
Lightning US Holdings, Inc. (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	2.00%	S + 6.00%	11/18/2029	3,333	$(63)	$(54)	(0.03)	(A) (D) (E)
Lightning US Holdings, Inc.	First Lien Secured Debt - Revolver	3M SOFR	2.00%	S + 6.00%	11/18/2029	2,222	$(41)	$(36)	(0.02)	(A) (D) (E)
							$13,969	$14,014	6.98
Consumer Goods: Durable
Apex Tool Group (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	3.00%	S + 7.00%	2/8/2028	5,861	$5,795	$5,700	2.84	(A)
Augusta Sportswear, Inc.	First Lien Secured Debt	1M SOFR	1.00%	S + 7.00%	11/21/2029	12,312	$12,119	$11,635	5.80	(A)
Bad Boy Mowers JV Acquisition, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 5.25%	11/9/2029	11,790	$11,572	$11,849	5.91	(A) (E)
							$29,486	$29,184	14.55
Energy: Oil & Gas
Island Energy Services, LLC	First Lien Secured Debt	3M SOFR	0.50%	S + 5.75%	7/16/2032	10,000	$9,606	$9,700	4.83	(A) (E)
							$9,606	$9,700	4.83
Environmental Industries
Ironhorse Purchaser, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 5.25%	9/30/2027	10,209	$10,102	$10,157	5.06	(A) (E)
Ironhorse Purchaser, LLC (Delayed Draw Loan)	First Lien Secured Debt	1M SOFR	1.00%	S + 5.25%	9/30/2027	1,043	$—	$(5)	—	(A) (D) (E)
Ironhorse Purchaser, LLC	First Lien Secured Debt - Revolver	1M SOFR	1.00%	S + 5.25%	9/30/2027	1,000	$20	$25	0.01	(A) (D) (E)
							$10,122	$10,177	5.07
FIRE: Insurance
Norvax, LLC	First Lien Secured Debt	3M SOFR	3.00%	S + 4.50% plus 6.75% PIK	11/4/2029	8,547	$8,244	$6,022	3.00	(A) (C) (E) (H)
Norvax, LLC	First Lien Secured Debt	3M SOFR	3.00%	S + 5.50%	8/6/2029	702	$702	$1,035	0.52	(A) (C) (E)
Norvax, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	3.00%	S + 5.50%	8/6/2029	662	$—	$314	0.16	(A) (C) (D) (E)
							$8,946	$7,371	3.68
Healthcare & Pharmaceuticals
BW CDMO Holdings UK Limited (United Kingdom)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.75%	2/19/2030	6,918	$7,030	$7,980	3.98	(A) (B) (E)
BW CDMO Holdings UK Limited (Delayed Draw Loan) (United Kingdom)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.75%	2/19/2030	2,060	$(56)	$(42)	(0.02)	(A) (B) (D) (E)
Inotiv, Inc.	First Lien Secured Debt	3M SOFR	1.00%	S + 6.50% plus .25% PIK	11/5/2026	11,754	$11,711	$9,682	4.82	(A) (C)
Sonrava Health Holdings, LLC	First Lien Secured Debt	3M SOFR	0.75%	S + 6.76%	5/18/2028	7,095	$6,851	$6,740	3.36	(A) (G)
							$25,536	$24,360	12.14

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2025

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Hotel, Gaming & Leisure
K1 Speed, Inc	First Lien Secured Debt	3M SOFR	1.00%	S + 6.25%	1/2/2029	19,087	$18,776	$18,679	9.31	(A) (E)
K1 Speed, Inc (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.25%	1/2/2029	5,913	$4,183	$4,088	2.04	(A) (D) (E)
Xponential Fitness LLC	First Lien Secured Debt	6M SOFR	1.00%	S + 6.93%	3/16/2026	20,822	$20,650	$20,410	10.17	(A) (C) (E)
							$43,609	$43,177	21.52
Metals & Mining
Alchemy US Holdco 1, LLC	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	7/31/2029	2,264	$2,420	$2,606	1.30	(A) (E)
Alchemy US Holdco 1, LLC	First Lien Secured Debt	3M SOFR	1.00%	S + 6.50%	7/31/2029	11,219	$11,215	$10,994	5.48	(A) (E)
Alchemy US Holdco 1, LLC (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	1.00%	S + 6.50%	7/31/2029	965	$123	$103	0.05	(A) (D) (E)
							$13,758	$13,703	6.83
Retail
At Home Group, Inc.	First Lien Secured Debt	1M SOFR	0.50%	S + 4.36%	7/24/2028	2,369	$1,870	$7	-	(A) (G)
At Home Group, Inc.	First Lien Secured Debt	3M SOFR	0.00%	S + 4.00% PIK	10/17/2025	3,301	$3,302	$3,285	1.64	(A) (E)
At Home Group, Inc. (Delayed Draw Loan)	First Lien Secured Debt	3M SOFR	0.00%	S + 8.00% PIK	10/17/2025	1,805	$1,586	$1,591	0.79	(A) (D)
Claire's Stores, Inc.	First Lien Secured Debt	PRIME	0.00%	P + 9.25% PIK	5/15/2026	4,349	$4,306	$1,653	0.82	(A) (E) (H)
Claire's Stores, Inc.	First Lien Secured Debt	3M SOFR	0.00%	S + 8.50% PIK	5/15/2026	14,986	$14,326	$—	—	(A) (E) (H)
							$25,390	$6,536	3.25
Services: Business
Aptim Corp.	First Lien Secured Debt	1M SOFR	0.00%	S + 7.50%	5/23/2029	14,434	$14,404	$14,254	7.10	(A)
S&S Holdings, LLC	First Lien Secured Debt	1M SOFR	0.50%	S + 5.10%	10/1/2031	7,177	$6,894	$7,142	3.56	(A)
							$21,298	$21,396	10.66
Services: Consumer
Houghton Mifflin Harcourt Co	First Lien Secured Debt	1M SOFR	1.00%	S + 8.10%	4/7/2028	12,219	$12,219	$11,873	5.92	(A)
							$12,219	$11,873	5.92
Software
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	First Lien Secured Debt	PRIME	0.75%	P + 6.00%	5/5/2028	858	$828	$729	0.36	(A) (G)
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	First Lien Secured Debt	PRIME	0.75%	P + 5.00%	5/5/2028	647	$647	$582	0.29	(A) (G)
Polaris NewCo LLC	First Lien Secured Debt	1M SONIA	0.00%	SN + 5.25%	6/2/2028	3,354	$4,276	$4,151	2.07	(A)
							$5,751	$5,462	2.72
Technology Enabled Services
Argano, LLC	First Lien Secured Debt	1M SOFR	1.00%	S + 5.75%	9/13/2029	14,433	$14,185	$14,404	7.18	(A) (E)
Argano, LLC	First Lien Secured Debt - Revolver	1M SOFR	1.00%	S + 5.75%	9/13/2029	435	$—	$(1)	—	(A) (D) (E)
Electronics For Imaging, Inc.	First Lien Secured Debt	3M SOFR	0.00%	S + 5.10%	7/23/2026	3,967	$3,944	$2,626	1.31	(A)
							$18,129	$17,029	8.49
Transportation: Consumer
Hornblower Holdings, LP	First Lien Secured Debt	3M SOFR	1.00%	S + 5.50%	7/3/2029	18,157	$17,985	$17,912	8.92	(A) (E)
Hornblower Holdings, LP	First Lien Secured Debt - Revolver	3M SOFR	1.00%	S + 5.50%	7/3/2029	2,703	$2,316	$2,056	1.02	(A) (D) (E)
Wamos Air, S.A. (Spain)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	12/30/2029	5,544	$5,514	$6,330	3.15	(A) (B) (E)
Wamos Air, S.A. (Delayed Draw Loan) (Spain)	First Lien Secured Debt	3M EURIBOR	0.00%	E + 6.50%	12/30/2029	3,920	$(204)	$(127)	(0.06)	(A) (B) (D) (E)
							$25,611	$26,171	13.03
Total First Lien Secured Debt							$289,321	$267,469	133.28%

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2025

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Second Lien Secured Debt
Consumer Goods: Durable
SVP Singer Holdings Inc.	Second Lien Secured Debt	3M SOFR	0.00%	S + 5.76%	6/30/2029	1,540	$1,521	$1,540	0.77	(A) (E)
SVP Singer Holdings Inc.	Second Lien Secured Debt	3M SOFR	0.00%	S + 7.76% PIK	12/31/2029	5,636	$5,409	$5,636	2.81	(A) (E)
							$6,930	$7,176	3.58
Software
Alvaria Holdco (Cayman) (fka Atlas Purchaser, Inc.)	Second Lien Secured Debt	PRIME	0.75%	P + 8.50%	5/5/2028	5,304	$3,810	$1,326	0.66	(A) (G)
							$3,810	$1,326	0.66
Total Second Lien Secured Debt							$10,740	$8,502	4.24%

Corporate Bond
Consumer Goods: Durable
Radio Systems Corp.	Corporate Bond	NA	NA	9.50%	10/15/2029	7,992	$6,805	$6,245	3.11	(A)
							$6,805	$6,245	3.11
Environmental Industries
Bioceres Crop Solutions Corp. (Argentina)	Corporate Bond	NA	NA	5.00% plus 10.00% PIK	8/31/2027	15,813	$15,813	$15,265	7.61	(A) (B) (E)
							$15,813	$15,265	7.61
Retail
At Home Group, Inc.	Corporate Bond	NA	NA	4.88%	7/15/2028	8,418	$6,499	$23	0.01	(A) (G)
Guitar Center, Inc.	Corporate Bond	NA	NA	8.50%	1/15/2029	11,432	$10,282	$9,503	4.73	(A)
							$16,781	$9,526	4.74
Services: Consumer
MoneyGram International Inc	Corporate Bond	NA	NA	9.00%	6/1/2030	5,688	$4,956	$4,788	2.39	(A)
Staples, Inc.	Corporate Bond	NA	NA	10.75%	9/1/2029	7,364	$7,285	$7,290	3.63	(A)
Stonemor, Inc.	Corporate Bond	NA	NA	8.50%	5/15/2029	4,251	$4,023	$4,168	2.08	(A) (C)
							$16,264	$16,246	8.10
Software
Aptos Canada, Inc.	Corporate Bond	1M SOFR	1.00%	S + 7.61%	3/2/2027	15,000	$14,863	$14,885	7.42	(A) (E)
							$14,863	$14,885	7.42
Total Corporate Bonds							$70,526	$62,167	30.98%

Equity
Consumer Goods: Durable
SVP Singer Holdings Inc.	Equity - Common Stock	NA	NA	NA	NA	357	$3,363	$3,120	1.55	(E)
							$3,363	$3,120	1.55
FIRE: Insurance
Norvax, LLC	Equity - Common Stock	NA	NA	NA	NA	74	$—	$355	0.18	(C)
							$—	$355	0.18
Services: Business
Global Business Travel Group, Inc.	Equity - Common Stock	NA	NA	NA	NA	661	$5,515	$5,343	2.66	(C) (I)
							$5,515	$5,343	2.66
Total Equity							$8,878	$8,818	4.39%

Redwood Enhanced Income Corp.

Schedule of Investments (Unaudited) (Continued)

September 30, 2025

(in thousands)

Investments	Investment Type	Ref	Floor	Interest Rate	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Net Assets	Footnotes
Other
Services: Business
Global Business Travel Group, Inc.	Other - Contingent Consideration	NA	NA	NA	NA	195	$195	$195	0.10	(A) (C) (E)
							$195	$195	0.10
Total Other							$195	$195	0.10%

Total Investments - non-controlled/non-affiliated							$379,660	$347,151	$172.99%

Investments - non-controlled/affiliated

First Lien Secured Debt
FIRE: Real Estate
PREIT Associates LP	First Lien Secured Debt	1M SOFR	0.00%	S + 7.00%	4/1/2029	11,636	$11,636	$11,927	5.94	(A) (C)
							$11,636	$11,927	5.94
Total First Lien Secured Debt							$11,636	$11,927	5.94%

Total Investments - non-controlled/affiliated							$11,636	$11,927	5.94%

Cash Equivalents
Cash Equivalents							$384	$384	0.19	(F)
Total Cash Equivalents							$384	$384	0.19%

Total Investments and Cash Equivalents							$391,680	$359,462	179.12%

Derivatives, at fair value	Company Receives	Company Pays	Counterparty		Maturity Date	Notional Amount		Fair Value
Interest Rate Swap	3M-USD-LIBOR-BBA	3.5461%	Goldman Sachs & Co. LLC		6/17/2027	7,000		$(40)
Interest Rate Swap	3M-USD-LIBOR-BBA	2.8601%	Goldman Sachs & Co. LLC		7/7/2027	5,000		$93
Total Derivatives						12,000		$53

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
(F)
Cash equivalents balance represents amounts held in the interest-bearing money market fund – US Bank Money Market Deposit Account – and currently yields a rate of 3.9% as of September 30, 2025.
(G)
Non-accrual investment.
(H)
PIK non-accrual investment.
(I)
Denotes a restricted security. Refer to Note 5.

PRIME, SOFR, SONIA or EURIBOR resets monthly (M), quarterly (Q) or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $95.5 million and $112.3 million, respectively, for the nine months ended September 30, 2025. Aggregate acquisitions do not include investment assets received as payment in kind. Aggregate dispositions include principal paydowns and maturities of debt investments. As of September 30, 2025, approximately 22.8% of the total assets of the Company were non-qualifying assets under Section 55(a) of the 1940 Act.

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

The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of September 30, 2025, our cash balance exceeded federally insured limits. The Adviser continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account. Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2025 and December 31, 2024 were $1.2 million and $0.4 million, respectively.

Restricted Cash

Restricted cash represents cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of September 30, 2025 and December 31, 2024, restricted cash included $0.2 million and zero, respectively, held with Goldman Sachs & Co. LLC, as collateral for interest rate swaps. Restricted cash is carried at cost, which approximates fair value.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at September 30, 2025 and December 31, 2024, respectively, and reported in U.S. dollars. Purchases and sales of investments and revenue and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in realized and unrealized gain (loss) on foreign currency investments, in the Statements of Operations.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

At September 30, 2025, the Company’s investments were categorized as follows:

	Fair Value Measurements
September 30, 2025	Level 1	Level 2 (1)	Level 3	Total
Investments:
First Lien Secured Debt (2)	$—	$115,955	$161,397	$277,352
Second Lien Secured Debt	—	1,326	7,176	8,502
Corporate Bond	—	32,017	30,150	62,167
Revolver	—	—	2,044	2,044
Equity - Preferred Equity	—	—	—	—
Equity - Common Stock	5,698	—	3,120	8,818
Other - Contingent Consideration	—	—	195	195
Total investments	$5,698	$149,298	$204,082	$359,078
Derivatives	$—	$53	$—	$53
Cash equivalents	$384	$—	$—	$384

At December 31, 2024, the Company’s investments were categorized as follows:

	Fair Value Measurements
December 31, 2024	Level 1	Level 2 (1)	Level 3	Total
Investments:
First Lien Secured Debt (2)	$—	$145,651	$162,088	$307,739
Second Lien Secured Debt	—	2,022	8,144	10,166
Corporate Bond	—	33,226	28,185	61,411
Revolver	—	—	2,456	2,456
Equity - Preferred Equity	—	—	2,391	2,391
Equity - Common Stock	—	—	3,980	3,980
Total investments	$—	$180,899	$207,244	$388,143
Derivatives	$—	$299	$—	$299
Cash equivalents	$356	$—	$—	$356

————————————

(1)
Fair value based upon quoted prices in inactive markets or quotes for comparable investments.
(2)
Includes senior secured loans.

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2025 included the following:

	September 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Corporate Bond	$14,885	Yield analysis	Market yield	11.78%	13.79%	12.79%
		EV market multiple analysis	EBITDA multiple	12.00x	13.00x	12.50x
Corporate Bond	15,265	Yield analysis	Market yield	15.57%	15.57%	15.57%
		Black Scholes option pricing model	Volatility	10.00%	47.25%	28.63%
		Black Scholes option pricing model	Term	1.92 years	1.92 years	1.92 years
		Black Scholes option pricing model	Risk free rate	3.60%	3.60%	3.60%
First Lien Secured Debt	56,802	Yield analysis	Market yield	8.96%	12.99%	10.69%
First Lien Secured Debt	70,737	Yield analysis	Market yield	9.01%	11.84%	10.46%
		EV market multiple analysis	EBITDA multiple	3.75x	10.75x	8.26x
First Lien Secured Debt	7,371	Yield analysis	Market yield	10.00%	23.00%	20.62%
		Recovery analysis	Recovery rate	59.24%	153.00%	76.40%
First Lien Secured Debt	1,653	Recovery analysis	Recovery rate	0.00%	38.00%	38.00%
First Lien Secured Debt	24,834	Market quotation	Market quotation	N/A	N/A	N/A
Second Lien Secured Debt	7,176	EV market multiple analysis	EBITDA multiple	4.61x	5.63x	5.12x
Revolver	(36)	Yield analysis	Market yield	9.36%	10.36%	9.86%
Revolver	24	Yield analysis	Market yield	9.01%	10.15%	9.55%
		EV market multiple analysis	EBITDA multiple	7.25x	14.00x	7.54x
Revolver	2,056	Market quotation	Market quotation	N/A	N/A	N/A
Equity - Common Stock	3,120	EV market multiple analysis	EBITDA multiple	4.61x	5.63x	5.12x
Other - Contingent Consideration	195	Recovery analysis	Recovery rate	100.00%	100.00%	100.00%
Total	$204,082

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2024 included the following:

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Corporate Bond	$14,700	Yield analysis	Market yield	12.27%	13.27%	12.77%
Corporate Bond	13,485	Yield analysis	Market yield	10.41%	11.32%	10.87%
		Black Scholes option pricing model	Volatility	10.00%	41.50%	25.75%
		Black Scholes option pricing model	Term	1.59 years	1.59 years	1.59 years
		Black Scholes option pricing model	Risk free rate	4.27%	4.27%	4.27%
First Lien Secured Debt	19,870	Yield analysis	Market yield	10.00%	10.68%	10.34%
First Lien Secured Debt	60,228	Yield analysis	Market yield	9.78%	11.83%	10.96%
		EV market multiple analysis	EBITDA multiple	7.00x	15.25x	8.70x
First Lien Secured Debt	64,422	Recent transactions	Transaction price	N/A	N/A	N/A
First Lien Secured Debt	17,568	Market quotation	Market quotation	N/A	N/A	N/A
Second Lien Secured Debt	8,144	EV market multiple analysis	EBITDA multiple	6.75x	12.25x	10.00x
Revolver	352	Yield analysis	Market yield	9.78%	10.31%	10.05%
		EV market multiple analysis	EBITDA multiple	7.00x	8.00x	7.50x
Revolver	1,321	Market quotation	Market quotation	N/A	N/A	N/A
Revolver	783	Recent transactions	Transaction price	N/A	N/A	N/A
Equity - Preferred Equity	2,391	EV market multiple analysis	EBITDA multiple	6.75x	7.25x	7.00x
Equity - Common Stock	3,980	EV market multiple analysis	EBITDA multiple	6.8x	12.3x	10.59x
Total	$207,244

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Decrease	Increase

Changes in investments categorized as Level 3 for the three and nine months ended September 30, 2025 were as follows:

	Three Months Ended September 30, 2025
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Other - Contingent Consideration	Total Investments
Beginning balance	$186,811	$10,644	$31,495	$3,202	$596	$3,117	$—	$235,865
Net realized and unrealized gains (losses)	(8,300)	1,189	(1,485)	(109)	177	3	—	(8,525)
Acquisitions (1)	14,519	280	1,824	458	—	—	195	17,276
Dispositions (2)	(35,514)	(4,937)	—	(1,507)	(773)	—	—	(42,731)
Transfers out of Level 3 (3)	(1,617)	—	(1,684)	—	—	—	—	(3,301)
Transfers to Level 3 (3)	5,498	—	—	—	—	—	—	5,498
Ending balance	$161,397	$7,176	$30,150	$2,044	$—	$3,120	$195	$204,082
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(9,560)	$(7)	$(1,485)	$(241)	$—	$3	$—	$(11,290)

	Nine Months Ended September 30, 2025
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Other - Contingent Consideration	Total Investments
Beginning balance	$162,088	$8,144	$28,185	$2,456	$2,391	$3,980	$—	$207,244
Net realized and unrealized gains (losses)	(6,421)	1,755	(724)	(218)	(1,618)	(860)	—	(8,086)
Acquisitions (1)	52,732	2,214	1,304	2,431	—	—	195	58,876
Dispositions (2)	(52,775)	(4,937)	90	(2,625)	(773)	—	—	(61,020)
Transfers out of Level 3 (3)	(1,617)	—	(1,684)	—	—	—	—	(3,301)
Transfers to Level 3 (3)	7,390	—	2,979	—	—	—	—	10,369
Ending balance	$161,397	$7,176	$30,150	$2,044	$—	$3,120	$195	$204,082
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(14,640)	$186	$(180)	$(247)	$—	$(242)	$—	$(15,123)

Changes in investments categorized as Level 3 for the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30,2024
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$122,072	$2,215	$28,214	$346	$3,151	$2,038	$158,036
Net realized and unrealized gains (losses)	376	12	(182)	(38)	—	339	507
Acquisitions (1)	50,336	77	242	126	—	—	50,781
Dispositions (2)	(13,984)	—	(90)	(75)	—	—	(14,149)
Transfers in (out) of Level 3 (3)	—	—	—	—	—	—	—
Re-classifications	(27)	—	—	27	—	—	—
Ending balance	$158,773	$2,304	$28,184	$386	$3,151	$2,377	$195,175
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$426	$12	$(183)	$(1)	$—	$340	$594

	Nine Months Ended September 30, 2024
	First Lien Secured Debt	Second Lien Secured Debt	Corporate Bond	Revolver	Equity - Preferred Equity	Equity - Common Stock	Total Investments
Beginning balance	$118,248	$2,012	$28,147	$584	$3,151	$267	$152,409
Net realized and unrealized gains (losses)	513	38	(416)	(28)	—	2,110	2,217
Acquisitions (1)	130,739	254	543	278	—	—	131,814
Dispositions (2)	(78,140)	—	(90)	(475)	—	—	(78,705)
Transfers in (out) of Level 3 (3)	(12,560)	—	—	—	—	—	(12,560)
Re-classifications	(27)	—	—	27	—	—	—
Ending balance	$158,773	$2,304	$28,184	$386	$3,151	$2,377	$195,175
Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$889	$38	$(418)	$10	$—	$2,111	$2,630

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

4. Derivative Instruments

The Company enters into interest rate swap contracts from time to time to help mitigate the impact that an adverse change in interest rates would have on the value of the Company’s fixed rate investments. As of September 30, 2025, the counterparty to these interest rate swap contracts was Goldman Sachs & Co. LLC.

Certain information related to the Company’s derivative instruments as of September 30, 2025 and December 31, 2024 are presented in the following location in the Statements of Assets and Liabilities:

September 30, 2025
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities
Interest Rate Swap	$7,000	6/17/2027	$(40)	$—
Interest Rate Swap	$5,000	7/7/2027	$93	$—
	$12,000		$53	$—

December 31, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities
Interest Rate Swap	$7,000	6/17/2027	$133	$—
Interest Rate Swap	$5,000	7/7/2027	$166	$—
	$12,000		$299	$—

Net realized gain (loss) and unrealized appreciation (depreciation) on derivative instruments recognized by the Company for the three and nine months ended September 30, 2025 and 2024 is presented in the following location in the Statements of Operations:

Derivative Instrument	Statement Location	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Interest Rate Swaps	Net realized gains (losses)	$22	$146
Interest Rate Swaps	Net unrealized appreciation (depreciation)	$(54)	$(247)
Total		$(32)	$(101)

Derivative Instrument	Statement Location	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Interest Rate Swaps	Net realized gains (losses)	$(377)	$203
Interest Rate Swaps	Net unrealized appreciation (depreciation)	$7	$181
Total		$(370)	$384

5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and/or investments under common control, and the Company does not have the power to exercise control over the management or policies of such portfolio company. A controlled affiliated company is a company in which the Company, either directly or through one or more controlled companies has an ownership interest of more than 25.0% of its voting securities. See the Company’s Schedules of Investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2025 and during the year ended December 31, 2024 were as follows:

Portfolio Company	Asset Type	Fair value at December 31, 2024	Transfers in (out)	Purchases (cost)	Sales and paydowns (1)	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at September 30, 2025
Non-controlled/affiliated company investment:
Carlson Travel, Inc. (2)	Second Lien Secured Debt	$2,393	$—	$—	$(3,049)	$191	$—	$777	$(312)	$—
Carlson Travel, Inc. (2)	Second Lien Secured Debt	—	—	301	(795)	30	—	464	—	—
Carlson Travel, Inc. (2)	Second Lien Secured Debt	—	—	435	(1,094)	20	—	639	—	—
Carlson Travel, Inc. (2)	Equity - Common Stock	617	—	—	—	—	—	—	(617)	—
Carlson Travel, Inc. (2)	Equity - Preferred Equity	2,391	—	—	(773)	—	—	(55)	(1,563)	—
		$5,401	$—	$736	$(5,711)	$241	$—	$1,825	$(2,492)	$—

PREIT Associates LP	First Lien Secured Debt	$20,135	$—	$—	$(8,423)	$—	$—	$—	$215	$11,927
		$20,135	$—	$—	$(8,423)	$—	$—	$—	$215	$11,927
Total non-controlled/affiliated company investments		$25,536	$—	$736	$(14,134)	$241	$—	$1,825	$(2,277)	$11,927

(1)
Includes principal paydowns, and may include securities delivered in corporate actions and restructuring of investments.
(2)
In September 2025, Global Business Travel Group, Inc. acquired Carlson Travel, Inc. As part of the acquisition, the Company's investments in Carlson Travel, Inc. were converted to equity and contingent consideration in Global Business Travel Group, Inc. as shown on the Schedule of Investments. As of September 30, 2025, the fair value of the Global Business Travel Group, Inc. equity is $5.3 million and is subject to lock-up agreements which restrict the holders from selling the shares. The restriction on 50% of the shares expires on December 12, 2025 and the remaining restrictions expire on May 31, 2026.

Portfolio Company	Asset Type	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2024
Non-controlled/affiliate company investment:
Carlson Travel, Inc.	First Lien Secured Debt	$—	$—	$—	$—	$—	$—	$—	$—	$—
Carlson Travel, Inc.	Second Lien Secured Debt	2,012	—	—	—	332	—	—	49	2,393
Carlson Travel, Inc.	Equity - Common Stock	267	—	—	—	—	—	—	350	617
Carlson Travel, Inc.	Equity - Preferred Equity	3,151	—	—	—	—	—	—	(760)	2,391
		$5,430	$—	$—	$—	$332	$—	$—	$(361)	$5,401

PREIT Associates LP	First Lien Secured Debt	$—	$20,059	$—	$—	$—	$—	$—	$76	$20,135
		$—	$20,059	$—	$—	$—	$—	$—	$76	$20,135

TPC Group, Inc.	Corporate Bond	$22,404	$—	$—	$(22,054)	$—	$6	$(95)	$(261)	$—
		$22,404	$—	$—	$(22,054)	$—	$6	$(95)	$(261)	$—
Total non-controlled/affiliate company investments		$27,834	$20,059	$—	$(22,054)	$332	$6	$(95)	$(546)	$25,536

Income related to the Company’s investments with affiliates for the nine months ended September 30, 2025 and 2024 were as follows:

		Nine Months Ended September 30,
		2025			2024
Portfolio Company	Asset Type	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled/affiliated company investments:
Carlson Travel, Inc.	First Lien Secured Debt	$—	$—	$—	$—	$—	$—
Carlson Travel, Inc.	Second Lien Secured Debt	189	—	—	215	—	—
Carlson Travel, Inc.	Second Lien Secured Debt	30	—	—	—	—	—
Carlson Travel, Inc.	Second Lien Secured Debt	19	—	—	—	—	—
Carlson Travel, Inc.	Equity - Common Stock	—	—	—	—	—	—
Carlson Travel, Inc.	Equity - Preferred Equity	—	—	—	—	—	—
		$238	$—	$—	$215	$—	$—

PREIT Associates LP	Second Lien Secured Debt	$1,525	$—	$—	$1,255	$—	$1
		$1,525	$—	$—	$1,255	$—	$1

TPC Group, Inc.	Corporate Bond	$—	$—	$—	$1,923	$—	$—
		$—	$—	$—	$1,923	$—	$—
Total Non-controlled affiliated company investments		$1,763	$—	$—	$3,393	$—	$1

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

Base Management Fee

The Base Management Fee shall be calculated at a quarterly rate equal to 0.375% (i.e., 1.50% annually) of the Company’s Weighted Average Net Asset Value for the quarter; provided that the quarterly base management fee will be decreased to 0.25% (i.e., 1.00% annually) of the value of the Company’s Weighted Average Net Asset Value during any extension of the period in which the Company may complete a Liquidity Event. “Weighted Average Net Asset Value” means, at the time of any calculation, the weighted average shares outstanding multiplied by the average of the beginning net asset value per share and ending net asset value per share (prior to management and incentive fees) of a period of time. For both the three months ended September 30, 2025 and 2024, the Company incurred $0.8 million in base management fees. For the nine months ended September 30, 2025 and 2024, the Company incurred $2.4 million and $2.5 million, respectively, in base management fees.

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

Incentive Fee Cap

No incentive fee will be paid to the Adviser to the extent that, after such payment, the cumulative income-based incentive fees and capital gains-based incentive fees paid to date would be greater than fifteen percent (15.0%) of the Company’s Cumulative Pre-Incentive Fee Net Income since the date of its election to become a BDC (the “Incentive Fee Cap”). “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the date of the Company’s election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation, in each case, since the date of the Company’s election to become a BDC. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the income-based incentive fee and the capital gains-based incentive fee as calculated above, then the difference between (a) such amount and (b) the Incentive Fee Cap will not be paid by the Company, and will not be received by the Adviser, either at the end of such relevant period or at the end of any future period. For the three months ended September 30, 2025 and 2024, the Company incurred zero and $1.1 million, respectively, in incentive fees. For the nine months ended September 30, 2025 and 2024, the Company incurred $0.4 million and $4.0 million, respectively, in incentive fees.

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

The Expense Cap is based on the greater of (i) the Company’s aggregate Capital Commitments, without reduction for contributed capital or Capital Commitments no longer available to be called by the Company, and (ii) the Company’s net assets, in each case as calculated at the end of a calendar year. In any year, to the extent that Specified Expenses exceed the Expense Cap, the Adviser will promptly waive fees or reimburse the Company for expenses necessary to eliminate such excess. Such waivers are not subject to future reimbursement by the Company. For the three months ended September 30, 2025 and 2024, the Adviser reimbursed the Company $0.1 million and $59,000, respectively, for the annualized expenses in excess of the Expense Cap. For the nine months ended September 30, 2025 and 2024, the Adviser reimbursed the Company $0.3 million and $0.2 million, respectively, for the annualized expenses in excess of the Expense Cap.

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

As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Credit Agreement.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Average amount of debt outstanding	$184,149	$162,228
Maximum amount of debt outstanding	207,173	219,072

Weighted average annualized interest and other debt expenses (1)	6.90%	8.19%
Annualized amortized interest and other debt issuance cost	0.33%	0.61%
Total annualized interest and other debt expenses	7.23%	8.80%

————————————

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Credit Agreement. Commitment fees for the nine months ended September 30, 2025 and 2024 were $0.3 million and $0.4 million, respectively.

During the nine months ended September 30, 2025 and 2024, there was maximum of $207.2 million and $219.1 million, respectively, of debt outstanding under the Credit Agreement, with a weighted-average interest rate, excluding amortized debt issuance cost of 6.90% and 8.19%, respectively. Outstanding debt is carried at amortized cost in the Statements of Assets and Liabilities. As of September 30, 2025 and 2024, the estimated fair value of the outstanding debt approximated its carrying value.

Total expenses related to debt for the three and nine months ended September 30, 2025 and 2024 included the following:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Interest and other debt expenses	$3,004	$9,528
Amortization of deferred debt issuance costs	92	516
Total interest and other debt expenses	$3,096	$10,044

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Interest and other debt expenses	$3,791	$9,970
Amortization of deferred debt issuance costs	250	743
Total interest and other debt expenses	$4,041	$10,713

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

The Schedules of Investments includes the principal unfunded amount and fair value of certain revolving loan facilities and other commitments with unfunded balances at September 30, 2025 and December 31, 2024 as follows:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment at September 30, 2025	Unfunded Commitment at December 31, 2024
Alchemy US Holdco 1, LLC	Delayed Draw	7/31/2029	$842	$842
Apex Tool Group	Delayed Draw	2/8/2028	—	2,345
Argano, LLC	Delayed Draw	9/13/2029	—	2,609
Argano, LLC	Revolver	9/13/2029	435	435
At Home Group	Delayed Draw	10/17/2025	205	—
Beacon Oral Specialists Management LLC	Delayed Draw	12/14/2026	—	13,117
BW CDMO Holdings UK Limited	Delayed Draw	2/19/2030	2,522	—
Doncasters US Finance LLC	Delayed Draw	4/23/2030	1,419	1,419
Energy Acquisition LP	Delayed Draw	5/9/2029	—	1,040
Hornblower Holdings, LP	Revolver	7/3/2029	386	1,353
Ironhorse Purchaser, LLC	Delayed Draw	9/30/2027	1,043	1,043
Ironhorse Purchaser, LLC	Revolver	9/30/2027	970	644
K1 Speed, Inc	Delayed Draw	1/2/2029	1,698	2,548
Keel Platform, LLC	Delayed Draw	1/19/2031	—	1,201
Lightning US Holdings, Inc.	Delayed Draw	11/18/2029	3,333	3,333
Lightning US Holdings, Inc.	Revolver	11/18/2029	2,222	1,360
Norvax, LLC	Delayed Draw	8/6/2029	662	—
Norvax, LLC	Revolver	11/4/2029	—	602
Wamos Air, S.A.	Delayed Draw	12/30/2029	4,781	—
Total unfunded commitments			$20,518	$33,891

9. Other Related Party Transactions

The Company, the Administrator, the Adviser and affiliates may be considered related parties. From time to time, the Adviser advances payments to third parties on behalf of the Company and receives reimbursement from the Company. At September 30, 2025 and December 31, 2024, there were no amounts reimbursable to the Adviser by the Company.

Pursuant to the Administration Agreement, the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For both the three and nine months ended September 30, 2025 and 2024 there were no costs or expenses allocated to the Company.

The Adviser has agreed to pay organization costs in an amount not to exceed $1.0 million on behalf of the Company. Organization and offering costs will only be borne by the Company if such costs exceed $1.0 million, at which time costs associated with the organization of the Company will be expensed as incurred. For both the three and nine months ended September 30, 2025 and 2024, the Adviser did not pay organization costs on behalf of the Company. These costs were waived by the Adviser as per the Investment Advisory Agreement.

As discussed in the definitive proxy statement of the Company, filed with the SEC on September 19, 2022 (the “Proxy Statement”), the Company held a special meeting of shareholders (the “Special Meeting”) to approve the Amended and Restated Investment Advisory Agreement. The Company’s shareholders approved the Amended and Restated Investment Advisory Agreement at the Special Meeting.

10. Shareholders’ Equity and Dividends

As of both September 30, 2025 and December 31, 2024, the Company had received $316.0 million of equity commitments to purchase shares of the Company’s common stock. As of both September 30, 2025 and December 31, 2024, $229.1 million (72.5% of total commitments) had been called.

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a shareholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s dividend reinvestment plan are through newly issued shares. The following tables summarize the Company’s dividends declared and paid for the nine months ended September 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 12, 2025	March 31, 2025	April 30, 2025	Regular	$0.38	$6,432
June 13, 2025	June 30, 2025	July 31, 2025	Regular	0.38	6,464
September 16, 2025	September 30, 2025	October 31, 2025	Regular	0.38	6,498
				$1.14	$19,394

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 14, 2024	March 31, 2024	April 26, 2024	Regular	$0.38	$6,273
June 18, 2024	June 28, 2024	July 31, 2024	Regular	0.38	6,310
September 18, 2024	September 30, 2024	October 31, 2024	Regular	0.38	6,347
				$1.14	$18,930

11. Financial Highlights

The financial highlights below show the Company’s results of operations for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Per Share Data:
Per share NAV at beginning of period	$12.80	$12.75
Investment operations:
Net investment income (1)	1.42	1.42
Net realized and unrealized gain (loss)	(1.35)	(0.06)
Net increase (decrease) in net assets from operations (2)	0.07	1.36
Distributions declared from net investment income	(1.14)	(1.14)
Issuance of shares and others (2)	0.01	0.01
Total increase (decrease) in net assets	(1.06)	0.23
Per share NAV at end of period	$11.74	$12.98

Total return based on net asset value (3)	0.55%	10.67%

Shares outstanding at end of period	17,099,468	16,703,634
Ratios to average net asset value: (4)
Net investment income	14.91%	14.76%
Expenses before incentive fee (5)	8.51%	8.66%
Expenses after incentive fee (6)	8.70%	10.51%

Net assets at end of period (in thousands)	$200,721	$216,882
Ending net asset value per share	$11.74	$12.98
Portfolio turnover rate	24.56%	47.31%
Weighted-average debt outstanding (in thousands)	$184,149	$162,228
Weighted-average interest rate on debt	7.23%	8.80%
Weighted-average number of shares of common stock	17,011,828	16,604,755
Weighted-average debt per share	$10.82	$9.77
Asset coverage ratio (7)	229.2%	208.5%

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

Since September 30, 2025, the Company has committed to various new investments and funded existing committed delayed draw facilities with an aggregate par value of $4.5 million and received paydowns or disposed of existing investments with an aggregate par value of $38.9 million.

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
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the Middle East and Russia-Ukraine conflicts as well as the impact of a prolonged U.S. government shutdown and the legislative, regulatory, trade, immigration and other policies associated with the current U.S. presidential administration; and
•
the elevating levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70.0% of our total assets in “eligible assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2025 and December 31, 2024, 77.2% and 82.3%, respectively, of our total assets were invested in eligible assets.

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

Portfolio and Investment Activity

At September 30, 2025, our investment portfolio of $359.1 million (at fair value) consisted of 37 portfolio companies and was invested 77.2% in first lien secured debt, 17.3% in corporate bonds, 2.4% in equity, 2.4% in second lien secured debt and 0.6% in revolvers. At December 31, 2024, our investment portfolio of $388.1 million (at fair value) consisted of 39 portfolio companies and was invested 79.3% in first lien secured debt, 15.8% in corporate bonds, 1.6% in equity, 2.6% in second lien secured debt and 0.7% in revolvers. At September 30, 2025 and December 31, 2024, our average portfolio company investment at fair value was approximately $9.7 million and $10.0 million, respectively. At September 30, 2025 and December 31, 2024, our largest portfolio company investment by value was approximately 6.3% and 5.7% of our portfolio, respectively, and our five largest portfolio company investments by value comprised approximately 26.0% and 25.5% of our portfolio, respectively.

The industry composition of our portfolio at fair value at September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Aerospace & Defense	3.9%	6.3%
Automotive	1.4	—
Beverage, Food & Tobacco	2.3	1.7
Capital Equipment	—	0.9
Construction & Building	3.9	3.8
Consumer Goods: Durable	12.7	9.4
Consumer Goods: Non-Durable	—	2.0
Energy: Oil & Gas	2.7	—
Environmental Industries	7.1	6.3
FIRE: Insurance	2.2	2.0
FIRE: Real Estate	3.3	5.2
Healthcare & Pharmaceuticals	6.8	5.5
Hotel, Gaming & Leisure	12.0	10.8
Metals & Mining	3.8	4.1
Retail	4.5	8.3
Services: Business	7.5	11.4
Services: Consumer	7.8	9.0
Software	6.0	4.7
Technology Enabled Services	4.8	3.8
Transportation: Consumer	7.3	4.8
	100.0%	100.0%

The weighted average effective yield of our debt and total portfolio was 12.5% at September 30, 2025 and 12.2% at December 31, 2024. At September 30, 2025 and December 31, 2024, 86.5% and 87.1%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as SOFR, PRIME, SONIA or the EURIBOR Rate, and 13.5% and 12.9%, respectively, of debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 84.6% and 78.7% at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, 12.1% of total investments at amortized cost, or 4.8% of total investments at fair value, were on non-accrual status. As of December 31, 2024, zero debt investments in the portfolio were on non-accrual status.

Results of Operations

Investment income

Total investment income for the three months ended September 30, 2025 and 2024, was $15.2 million and $13.6 million, respectively. The investment income was mainly comprised of $11.7 million cash interest income, $1.3 million PIK interest, and $2.2 million other income, respectively (three months ended September 30, 2024: $13.1 million cash interest income, $0.4 million PIK interest, and $0.1 million other income). Other income consists primarily of fees earned on our debt investments.

Total investment income for the nine months ended September 30, 2025 and 2024, was $37.6 million and $41.5 million, respectively. The investment income was mainly comprised of $32.0 million cash interest income, $2.7 million PIK interest, and $2.9 million other income, respectively (nine months ended September 30, 2024: $36.9 million cash interest income, $1.9 million PIK interest, and $2.7 million other income). Other income consists primarily of fees earned on our debt investments.

Expenses

Total operating expenses for the three months ended September 30, 2025 were $4.2 million, comprised of $3.1 million in interest and other debt expenses, $0.8 million in management fees, zero in incentive fees and $0.3 million in all other expenses.

Total operating expenses for the three months ended September 30, 2024 were $6.3 million, comprised of $4.0 million in interest and other debt expenses, $0.8 million in management fees, $1.1 million in incentive fees and $0.4 million in all other expenses.

Total operating expenses for the nine months ended September 30, 2025 were $13.8 million, comprised of $10.0 million in interest and other debt expenses, $2.4 million in management fees, $0.4 million in incentive fees and $1.0 million in all other expenses.

Total operating expenses for the nine months ended September 30, 2024 were $18.0 million, comprised of $10.7 million in interest and other debt expenses, $2.5 million in management fees, $4.0 million in incentive fees and $0.8 million in all other expenses.

Net investment income

For the three months ended September 30, 2025 and 2024, net investment income was $11.1 million and $7.4 million, respectively. For the nine months ended September 30, 2025 and 2024, net investment income was $24.2 million and $23.6 million, respectively.

Net realized and unrealized gain or loss

For the three months ended September 30, 2025 and 2024, the net realized gain / (loss) on investments and foreign currency debt was $1.9 million and ($1.5) million, respectively, and the net realized gain / (loss) on derivatives was $22,000 and ($0.4) million, respectively.

For the nine months ended September 30, 2025 and 2024, the net realized gain / (loss) on investments and foreign currency debt was $1.8 million and ($0.5) million, respectively, and the net realized gain / (loss) on derivatives was $0.1 million and $0.2 million, respectively.

For the three months ended September 30, 2025 and 2024, the change in net unrealized appreciation / (depreciation) on investments and foreign currency debt was ($10.5) million and ($3.4) million respectively, and the change in net unrealized appreciation / depreciation on derivatives was ($54,000) and $7 thousand, respectively.

For the nine months ended September 30, 2025 and 2024, the change in net unrealized appreciation / (depreciation) on investments and foreign currency debt was ($24.5) million and ($0.9) million respectively, and the change in net unrealized appreciation / depreciation on derivatives was ($0.2) million and $0.2 million, respectively.

Incentive compensation

For the three months ended September 30, 2025 and 2024, the Company incurred zero and $1.1 million, respectively, in incentive fees.

For the nine months ended September 30, 2025 and 2024, the Company incurred $0.4 million and $4.0 million, respectively, in incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For both the nine months ended September 30, 2025 and 2024, the Company incurred no excise tax, respectively.

Net increase / (decrease) in net assets resulting from operations

For the three months ended September 30, 2025 and 2024, the net change in net assets applicable to common shareholders resulting from operations was $2.4 million and $2.0 million, respectively.

For the nine months ended September 30, 2025 and 2024, the net change in net assets applicable to common shareholders resulting from operations was $1.3 million and $22.7 million, respectively.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s private placement for the three and nine months ended September 30, 2025 and 2024 (in thousands, excluding shares):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Shares issued	89,969	99,352	306,437	398,862
Average price per share	$11.98	$13.25	$12.49	$12.98
Proceeds	$1,078	$1,316	$3,826	$5,179

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

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200.0%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200.0% to 150.0% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to net assets of 2:1 as compared to a maximum of 1:1 under the 200.0% asset coverage requirement. The Company’s sole initial shareholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result, under current law, the Company is permitted as a BDC to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 150.0% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (a two-to-one debt-to-equity ratio). As of September 30, 2025 and December 31, 2024, the Company’s asset coverage ratio were 229.2% and 227.1%, respectively.

Net cash provided by / (used in) operating activities during the nine months ended September 30, 2025 and 2024 were $39.3 million and ($33.9) million, respectively, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $16.8 million and ($51.4) million, respectively, and net investment income (net of non-cash income and expenses) of approximately $24.2 million and $23.6 million, respectively.

Net cash provided by / (used in) financing activities during the nine months ended September 30, 2025 and 2024 were ($38.2) million and $33.2 million, respectively, consisting primarily of zero and zero, respectively, from the issuance of common shares, ($18.2) million and $54.0 million, respectively, from net amounts drawn on the Credit Agreement and ($20.0) million and ($20.8) million, respectively, from distributions paid.

At September 30, 2025 and December 31, 2024, we had $1.2 million and $0.4 million in cash and cash equivalents, respectively, and $0.2 million and zero in restricted cash, respectively.

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

Distributions to shareholders for the three months ended September 30, 2025 and 2024 totaled $6.5 million ($0.38 per share) and $6.3 million ($0.38 per share), respectively. Distributions to shareholders for the nine months ended September 30, 2025 and 2024 totaled $19.4 million ($1.14 per share) and $18.9 million ($1.14 per share), respectively.

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

Since September 30, 2025, the Company has committed to various new investments and funded existing committed delayed draw facilities with an aggregate par value of $4.5 million and received paydowns or disposed of existing investments with an aggregate par value of $38.9 million.

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

Investment valuation risk

Because there is not a readily available market value for certain of the investments in our portfolio, we value such of our portfolio investments at fair value as determined in good faith by the Adviser, the Company’s Valuation Designee, subject to the oversight of the Board of Directors based on, among other things, the input of our management and audit committee and independent third-party valuation firms that have been engaged at the direction of the Board of Directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise and are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” as well as Notes 2 and 3 to our financial statements from September 30, 2025 (unaudited) and December 31, 2024 for more information relating to our investment valuation.

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

At September 30, 2025 and December 31, 2024, 86.5% and 87.1%, respectively, of debt investments in our portfolio bore interest based on floating rates, such as SOFR, PRIME, SONIA, or the EURIBOR Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At September 30, 2025 and December 31, 2024, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 84.6% and 78.7%, respectively. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Based on our Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annual impact on net investment income (excluding the related management fees and incentive fee impact) of base rate changes in interest rates (considering that interest rate floors for variable rate instruments and that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change (1)	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$6,300	$0.37
Up 200 basis points	4,153	0.24
Up 100 basis points	2,006	0.12
Down 100 basis points	(2,285)	(0.13)
Down 200 basis points	(4,278)	(0.25)
Down 300 basis points	(5,799)	(0.34)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

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

Redwood Enhanced Income Corp.

Date: November 13, 2025	By:	/s/ Ruben Kliksberg
	Name:	Ruben Kliksberg
	Title:	Co-President

Date: November 13, 2025	By:	/s/ Sean Sauler
	Name:	Sean Sauler
	Title:	Co-President

Date: November 13, 2025	By:	/s/ Toni Healey
	Name:	Toni Healey
	Title:	Chief Financial Officer